Form 10QSB
period 2005-03-31
ALPHA MOTORSPORT, INC.
filed 2005-06-27
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 333-119930

                  ALPHA MOTORSPORT, INC.
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            20-1063591
--------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


       240  12th Street
   New Westminster, BC Canada                 V3M 4H2
----------------------------------------      -------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (604) 525-3380

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No

At March 31, 2005, there were 1,000,000 shares of our common stock issued and outstanding.

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 9

Item 3.  Controls and Procedures...................................... 12

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 12

Signatures............................................................ 13

                    PART 1. FINANCIAL INFORMATION
                    -----------------------------

Item 1. Financial Statements
----------------------------
The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form SB-2, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-119930.

                          ALPHA MOTORSPORT, INC.
                       (A Development Stage Company)
                    INTERIM CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                          (Stated in U.S. Dollars)

                                             MARCH 31     JUNE 30
                                               2005        2004
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
------
Current
-------
Cash                                       $   30,278    $   3,892
Amounts and amounts receivable                 11,155            -
Inventories                                     3,119            -
Prepaid expenses                                3,458            -
GST receivable                                    782            -
                                           ----------    ---------
                                           $   48,792    $   3,892
                                           ==========    =========
LIABILITIES
-----------
Current
-------
Accounts payable and accrued
liabilities                                $   9,052     $   3,321
Loan payable (Note 4)                         61,943             -
                                           ----------    ---------
                                              70,995         3,321
                                           ----------    ---------
STOCKHOLDERS' (DEFICIENCY) EQUITY
--------------------------------
Share Capital
-------------
Authorized:
75,000,000 common shares,
par value $0.001 per share

Issued and outstanding:
1,000,000 common shares                       1,000         1,000

Additional paid-in capital                    4,000         4,000

Deficit                                     (27,203)       (4,429)
                                           ----------    ---------
                                            (22,203)          571
                                           ----------    ---------
                                           $ 48,792      $  3,892
                                           ==========    =========

The accompanying notes are an integral part of the financial statements.

                             ALPHA MOTORSPORT, INC.
                         (A Development Stage Company)
                   INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                            (Stated in U.S. Dollars)




                                        THREE         NINE
                                        MONTHS        MONTHS
                                        ENDED         ENDED
                                       MARCH 31      MARCH 31
                                         2005          2005
                                    -----------------------------
Sales                               $   45,075      $   74,928
Cost Of Sales                          (39,529)        (67,146)
                                    -----------------------------
Gross Margin                             5,546           7,782
                                    -----------------------------
Expenses
--------
General and administration               2,061           8,035
Office and miscellaneous                 6,398          13,336
Professional fees                        3,514           9,381
                                    -----------------------------
                                        11,973          30,752
                                    -----------------------------
Loss From Operations                    (6,427)        (22,970)

Miscellaneous Income                        77             196
                                    -----------------------------
Net Loss For The Period             $   (6,350)     $  (22,774)
                                    =============================
Basic And Diluted Loss Per Share    $    (0.01)     $    (0.02)
                                    =============================
Weighted Average Number Of Shares
Outstanding                          1,000,000       1,000,000
                                    =============================

Prior year comparative figures are not presented because the Company was incorporated on April 28, 2004.


The accompanying notes are an integral part of the financial statements.

                           ALPHA MOTORSPORT, INC.
                        (A Development Stage Company)
                INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                          (Stated in U.S. Dollars)



                                        THREE         NINE
                                        MONTHS       MONTHS
                                        ENDED         ENDED
                                       MARCH 31     MARCH 31
                                         2005         2005
                                    -----------------------------
Cash Flows From Operating
Activities
-------------------------
Net loss for the period             $   (6,350)     $ (22,774)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities:
  Amounts receivable                   (11,112)       (11,255)
  Prepaid expenses                         768         (3,458)
  Inventories                           10,922         (3,119)
  GST receivable                           699           (782)
  Accounts payable and accrued
   liabilities                             583          5,731
  Accrued interest payable                 885          1,943
                                    -----------------------------
                                        (3,605)       (33,614)
                                    -----------------------------
Cash Flows From Financing
Activities
-------------------------
Issuance of common stock                    -               -
Loan payable                                -          60,000
                                    -----------------------------
                                            -          60,000
                                    -----------------------------
(Decrease) Increase In Cash             (3,605)        26,386

Cash, Beginning Of Period               33,883          3,892
                                    -----------------------------
Cash, End Of Period                 $   30,278      $  30,278
                                    =============================
Supplementary Disclosure Of Cash
Flow Information
--------------------------------
Cash paid for:
  Interest                          $        -      $      -
  Income taxes                               -             -
                                    ==============================

Prior year comparative figures are not presented because the Company was incorporated on April 28, 2004.

The accompanying notes are an integral part of the financial statements.

                       ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005
                            (Unaudited)
                     (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by Alpha Motorsport, Inc. (the "Company") without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended June 30, 2004.

The results of operations for the nine months ended March 31, 2005 are not indicative of the results that may be expected for the full year.


2. NATURE AND CONTINUANCE OF OPERATIONS

Alpha Motorsport, Inc. (the "Company") was incorporated in the State of Nevada on April 28, 2004, and was in the development stage through September 30, 2004.The three months ended December 31, 2004 is the first period during which it is considered an operating company.

The Company operates a pre-owned vehicle automotive dealership in British Columbia, Canada.

These consolidated financial statements have been prepared on a going concern basis. At March 31, 2005, the Company has a working capital deficiency of $22,203 and has accumulated a deficit of $27,203 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs during the year by the issuance of common stock and related party advances. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                       ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005
                           (Unaudited)
                    (Stated in U.S. Dollars)


3.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)  Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Alpha Motorsport, Inc. All inter-company transactions have been eliminated in consolidation.

b)  Inventories

Inventories of pre-owned vehicles are stated at the lower of cost or net realizable value determined on a specific item basis.

c)  Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, and probable collectibility.

d)  Impairment of Long-Lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No.
144 - "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

                           ALPHA MOTORSPORT, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2005
                                (Unaudited)
                        (Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)  Foreign Currency Translation

The Company's functional currency is in Canadian dollars as substantially all of the Company's operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52 - "Foreign Currency Translation".

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

f)  Basic Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

g)  Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 - "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                            ALPHA MOTORSPORT, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2005
                                (Unaudited)
                        (Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)  Fair Value of Financial Instruments

The carrying value of the Company's financial instruments consisting of cash, accounts and amounts receivable, GST receivable, accounts payable and accrued liabilities, and loan payable, approximate their carrying value due to the short term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

i)  New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.


4.  LOAN PAYABLE

Loan payable is due on demand, unsecured and bears interest at 6% per annum. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at the rate of 15% per annum.


5.  COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form SB-2 Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and weassumes no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Prior year comparative figures are not presented because the Company was incorporated on April 28, 2004.

Total vehicle sales for the three months ended March 31, 2005 were $45,075, less cost of goods sold in the amount of $39,529, resulting in a gross profit of $5,546.

Total operating expenses for the three months ended March 31, 2005 were $11,973, consisting of $2,061 in general and administrative expenses and $3,514 in professional fees incurred in connection with the preparation and filing of our Form SB-2 registration statement, and amendments thereto, with the U.S. Securities and Exchange Commission.

Net loss was $6,350 or $.01 per share for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $30,278 in cash in the bank; inventory of $3,119; accounts and amounts receivable in the amount of $11,155; prepaid expenses of $3,458; and GSTax receivable of $782, for total assets of $48,792.

Our accounts payable and accrued liabilities at March 31, 2005 were $9,052 resulting from general administration of our business. In addition, at March 31, 2005, we have an outstanding loan payable, plus interest, in the amount of $61,943. The loan payable is due on demand, is unsecured and bears interest at the rate of 6% per annum until paid in full. If the loan is not paid in full within 30 days of the due date, we will also incur a late charge equal to 5% of the total overdue amount. Also, at the option of the holder, who is an unrelated third party, if unpaid after the maturity date, or upon any default, the loan will bear interest at the rate of 15% per annum. We intend to fully repay the loan, plus interest, from the proceeds we hope to raise in our initial public offering pursuant to the Form SB-2 registration statement recently made effective by the U.S. Securities and Exchange Commission. As of the date of this report, we had not yet begun selling those securities.

Net cash used in operating activities for the three months ended March 31, 2005 was $3,605. Our stockholders' equity was a deficit of ($22,203) at March 31, 2005.

There was no cash provided by financing or investing activities for the three months ended March 31, 2005.

While we believe our current capital will be sufficient to generate revenues to sustain operations for the next twelve months without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

Plan of Operation
-----------------
Proposed Milestones to Expand Our Business Operations
-----------------------------------------------------
The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The number of employees, number of initial automobiles for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

May-December 2005
----------------
1. Continue to develop and expand our business and if revenues allow, begin seeking a larger location to expand and display a larger inventory for sale .

2. Seek to expand into an additional sales lot across the border in nearby Washington State as and when sales and revenues become sufficient to do so. This will give us access to a larger selection of used vehicles and will allow us to sell and buy vehicles from U.S. auction houses, where the prices can be more competitive and the selection far greater. We estimate it would cost us about $50,000 to establish a lot in the U.S.

Approximate cost to complete milestones = $65,000

Warranty Expense
----------------
All warranty work will be performed by third-party mechanics at local auto repair shops; however, because all vehicles are thoroughly inspected and tested prior to purchase, we don't anticipate having many warranty claims.

Critical Accounting Policies
----------------------------
Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Our functional currency is in Canadian dollars, as all of our operations are in Canada. We used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.

Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only three directors, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------
Within the 90 days prior to the date of this report, John Markovitch, Jr., our Chief Financial Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule
13a-14. Based upon the evaluation, Mr. Markovitch concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on October 25, 2004, under SEC File Number 333-119930 or
CIK Number 0001305748:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  31.1                Sec. 302 Certification of CEO
  31.2                Sec. 302 Certification of CFO
  32.1		      Sec. 906 Certification of CEO
  32.2                Sec. 906 Certification of CFO

B) One report on Form 8-K was filed during the quarter to reflect the addition of a director, increasing the number of directors serving on our Board to four (4); the report can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-119930.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpha Motorsport, Inc., Registrant

June 17, 2005                    By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                 Alpha Motorsport, Inc., Registrant

June 17, 2005                    By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


June 17, 2005                    By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director


June 17, 2005                    By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director