Form 10KSB
period 2005-06-30
ALPHA MOTORSPORT, INC.
filed 2005-10-03
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended June 30, 2005

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                  Commission File Number: 333-119930

                         ALPHA MOTORSPORT, INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               20-1063591
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

         40  12th Street
    New Westminster, BC Canada                 V3M 4H2
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                         604-525-3380
                 --------------------------------
                    (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes     No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for the fiscal year ended June 30, 2005 were $160,651. At June 30, 2005, 2,000,000 shares of our common stock were held by non-affiliates. Our common stock is currently listed for quotation in the pink sheets under the symbol AAOR; however, no active trading market has yet commenced. Issuer had a total of 1,000,000 shares of Common Stock issued and outstanding at June 30, 2005. Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form SB-2 Registration Statement, filed under CIK No. 0001305748 on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes   No X

                                1



                      Forward Looking Statements
                      --------------------------

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.




                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at Station Place, 100 F Street, N.E.,Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.






                                    2










                             PART I
                             ======
Item 1. Business
----------------
General
-------
Alpha Motorsport, Inc. was incorporated in the State of Nevada on April 28, 2004. We were formed to open and operate a used car and truck dealership in British Columbia, Canada. We intend to engage in both retail and wholesale sales of used vehicles. On May 13, 2004, we formed Alpha Motorsport, Inc., a B.C. corporation, which is our wholly-owned subsidiary and which is conducting all of our operations in Canada. We have generated a total of $160,651 in gross revenues to date. At June 30, 2005, we had a working capital deficiency of $18,400 and an accumulated deficit of $30,400 since inception. We have been issued a "substantial doubt" going concern opinion from our auditors.

Subsequent to our fiscal year end, on August 5, 2005, we completed an initial offering of 2,000,000 shares of our common stock at a price of $.05 per share and raised a total of $100,000. We are continuing to purchase inventory, sell vehicles and generally expand our business operations with these funds.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Canada and are subject to the local laws of Canada governing investors ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Canadian courts having jurisdiction without reexamination of the merits of the case.

Overview of Business Operations
-------------------------------
Having been in the automobile/truck sales industry for a combined total of over 30 years, our Management feels there is a need in British Columbia for quality used cars and trucks at competitive prices. The population of British Columbia is rapidly increasing and that, combined with the increased cost of living expense, makes new cars unaffordable for many families. As a result, we feel quality used vehicles are in high demand. Our Management is relying on their previously established relationships with the following local dealers and auction houses in an effort to acquire reliable vehicles at a reasonable price and pass the savings on to our customers:

- Langley Mazda (new car dealer)
- Brown Bros. Ford (new and used car dealer)
- S-232 Holdings (wholesale vehicle broker)
- Weymouth Enterprises (used car dealer)
- Canadian Auction Group (used vehicle liquidator)

We feel that we offer something different and unique in the automobile industry to our customers - an easy, convenient car buying experience, which is not what is generally the case at automobile dealerships or used car lots.


                                   3

Rather than immediately converging on a potential customer, we allow the customers to walk around our lot and come to us if they wish to test drive or inquire about a vehicle. We do not intend to implement any "hard sell" sales tactics.

We intend to fully cater to our customers needs, thereby taking the hassle out of buying a used vehicle. As such, if a customer would like a specific type of vehicle or color, we will make every attempt to locate that vehicle for them through our established dealer relationships, surrounding areas or via the internet.

We are confident our professional "worry free" service will bring customers back time and again, as well as allow them to confidently refer us to their friends and family members for their used car/truck buying needs. We have established a pre-opening goal of keeping our customers satisfied. We will provide a 30-day vehicle warranty on every used vehicle we sell that will cover any mechanical problems that may arise during the first 30 days. Any vehicle with mechanical difficulty or failure within the 30 days will be repaired at no charge to the customer.

It is well known that the automobile sales industry is cyclical, with the sales of certain types of vehicles peaking at certain times of the year. For example, SUV's and rugged, 4-wheel drive vehicles generally sell better during the fall and winter months, whereas, sports cars and convertibles generally sell better in the spring and summer months. In addition, during times of economic slow down, automobile sales are generally one of the first big ticket items to feel the crunch. In order to minimize the impact of such cyclical events on our revenues, we intend to buy and sell vehicles to wholesalers on a regular basis. We feel this will also assist us in keeping a current inventory of the type of used vehicles that the public demands.

In order to profitably succeed in this business, we must:

- Establish a network of wholesalers we can trust to purchase quality used cars and trucks from
- Ensure customer satisfaction by encouraging the two most important values in our sales agents and policies -- honor and integrity
-  Provide a "hassle free" experience for our customers
-  Stock a wide range of reliable vehicles and trucks

Suppliers and Acquisition of Inventory
---------------------------------------
We will be buying vehicles wholesale from other dealers and at auto auctions. We will try to maintain a diverse stock of vehicles, providing a wide selection to our customers. Vehicles will be purchased on an as-needed and as-available basis to add to our inventory. We intend to have approximately 8-12 quality used vehicles available for resale on our lot at all times. Each vehicle we purchase for retail resale will be inspected by a mechanic and we will do any repairs required. Initially, we intend to contract the services of a local auto shop to have their mechanics inspect our vehicles; however, once we have established our operations, we intend to hire one or more mechanics, as needed. The purchaser of a vehicle will be given the opportunity to review our certified inspection records prior to purchasing a vehicle. Our wholesale vehicles will not require a mechanical inspection, as other dealers will be purchasing vehicles from us on an "As Is" basis.
                                 4


We intend to sell all types of vehicles from small cars to big trucks. We will cater to each customer individually, in order to satisfy their needs, meaning if we do not have the type of vehicle in our inventory that a customer is looking for, we will go out and find that vehicle for them.
We intend to buy our vehicles at the wholesale level in order to be able to pass the savings on to our customers. Each vehicle we retail is inspected by a mechanic and the customer is given that inspection prior to purchasing the vehicle.

Our primary source for used vehicles are the local dealers who wholesale some of their stock to reduce a large used car inventory. We will purchase these vehicles, as well as vehicles from local auto auctions to establish our initial inventory. Our Management has established relationships with several local dealerships; however, we have not entered into any written or verbal agreements with any of them.

We are continuing to search for and purchase additional vehicles to place on our lot for inventory. We are attempting to purchase a wide variety of vehicles to attract all types of potential customers. The majority of our vehicles are be priced between $2,500 and $8,000 per vehicle; however, we also have a few higher end vehicles on our lot. There is a far greater profit margin in the lower end vehicles rather than the higher end vehicles, so we attempt to purchase and keep lower price used vehicles in our inventory.

Our pricing strategy is based on competitive Gold Book values (between wholesale and retail prices). We do not exceed competitive retail prices, and attempt to sell at wholesale cost, plus a fair profit, generally 20%. We feel the quality and price will say a lot about our vehicles. Based on the experience of our Management in the used car/truck sales industry, the average industry mark-up for used vehicles has generally been 30-35%. Based on those assumptions, we intend to show our customers that they are saving a substantial amount when buying a vehicle from us.

Website Development
-------------------
We have developed our website with the assistance of an outside website developer at a total cost of $800 US and the website is currently operational at http://www.alphamotorsportinc.com/. Our prospective customers can view our inventory online and get detailed information about each vehicle, including price, mileage, accident history, mechanic reports and owner history. We are currently researching the costs to strategically place our website on several different search engines but have not yet entered into any contracts or agreements with any parties. We are also listing our website address in flyers and newspaper advertising in an attempt to more widely advertise our vehicles and business operations.

Sales & Marketing
-----------------
We intend to use several different avenues to introduce our new business and market our inventory:

                                    5


1. Newspaper advertisements in the local BC newspapers
2. Advertise in the smaller, free newspapers that are delivered door to door and handed out at supermarkets and quick stores
3. Place photo ads in the widely distributed Auto Trader
4. Place flyers on vehicles throughout the local areas introducing our new business.
5. Place a larger newsprint ad in the local Buy & Sell paper
6. As funds permit, develop a website where customers can view our inventory online and get detailed information about each vehicle such as price, mileage, accident history, mechanic reports and owner history
7. Publish the website on several search engines, as well as in our flyers and newsprint ads.
8. Word of mouth to family, friends, business and social acquaintances

Business Ethic and Warranties
-----------------------------
Used car dealers are notorious for unethical sales practices. As a result of this, customers are inherently cautious and untrusting. The more we can provide an honest, hassle free sales experience, the more successful we will be. We follow up and ensure customer satisfaction because we rely on on these customers for an excellent reference to other potential buyers. We fully understand the need for an excellent working relationship with our suppliers and customers and intend to develop the same.

We provide each purchaser with a 30-day warranty on all parts and labor should any mechanical problems develop after purchase of a vehicle. All work is performed by third-party mechanics and paid for by us; however, because all vehicles are thoroughly inspected and tested prior to purchase, we don't anticipate having many warranty claims.

Competition
-----------
The used car resale industry is intensely competitive with respect to quality, service and price. In addition, there are many well-established competitors in the areas we intend to do business, with greater financial and other resources, including but not limited to established businesses and loyal customers. Our closest similar competitors are Kabani Holdings, which is located in the same automobile compound area that we are and is our landlord. Prime Auto, Softy's Auto Sales, Key West Auto and My First Car Automotive, all situated and located relatively close to our new facility. The primary competitors will be Kabani Holdings and Key West Auto. Kabani Holdings is a well established used car dealer with over 100 units in inventory at all times. Key West Auto is also very well established, but they tend to sell more trucks and vans as opposed to cars. The other dealers listed are small and tend to have a limited supply of vehicles for sale. In Canada, auto malls containing competitive auto dealers are common. Prospective buyers enjoy the experience of shopping in one "auto mall" area, rather than driving all over town to find the vehicle they are looking for. We intend to specialize in quality used cars at competitive prices. Most of the other dealers in the auto mall area we will be operating are new car dealers, who carry some used vehicles at higher prices than we intend to keep in our inventory.

Raw Materials and Supplies
--------------------------
We do not use, nor do we expect to use any raw materials in our business operations.

Patents and Trademarks
----------------------
We do not have any patents or trademarks.

Government and Industry Regulation
----------------------------------
Our business operations are subject to licensing and regulation by provincial and local authorities applicable to the sale of used cars.
In October, 2004, we obtained our Motor Dealer's License and Business Permit. Because all of our inspections and mechanical work will be done by outside third parties, we will not be subject to any environmental or safety rules, regulations or licensing. No other licensing is required. However, if any additional licenses are required or are implemented in the future, we intend to fully comply with any such licensing and regulation applicable to the conduct of our business operations.

Employees and Employment Agreements
-----------------------------------
At present, we have no employees other than our three officers and directors. We have one independent contractor, Kel Phillips, who is our wholesale buyer and who works on an as-needed basis. Mr. Phillips will be paid on a commission only basis, equal to 45% of the profits on any of his vehicles that are sold. Vincent Markovitch devotes full time to our business operations and John Markovitch Sr. and John Markovitch Jr. each devote part time, or approximately 20 hours per week to our business. None of our officers and directors are presently compensated for their services at this time, nor do we have employment agreements with them. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 2. Properties
------------------
We do not currently own any property. We have entered into a lease agreement with Kabani Holdings Ltd., an unrelated third party, to lease office space consisting of approximately 3000 sq. ft. in New Westminster B.C. The space is sufficient to hold a maximum of 15 vehicles, which is what we intend to keep on our lot for at least the first 12 months of operations. At such time as we outgrow the space and can afford to expand, we will begin looking for larger space; however, at this time, no such expansion is planned. The lease term is for a minimum period of six months at a monthly rental rate of approximately $1800 Cdn.($1,449 US) plus 10% utilities per month. The lease term commenced on October 1, 2004. We conduct all of our business operations from this location.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the fiscal year ended June 30, 2005.

                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
 -------------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation in the pink sheets under the symbol AAOR; however, no active trading market in our securities has yet commenced.

As of June 30, 2005 there was 1 holder of record of our common stock. Subsequently, on August 5, 2005, we completed our initial offering of securities, selling a total of 2,000,000 shares of our common stock to a total of 34 unaffiliated shareholders; therefore, as of the date of the filing of this annual report, there were a total of 35 holders of record of our issued and outstanding common stock.

A total of 1,000,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

Subsequent to our fiscal year end, in August 2005, a total of 2,000,000 of the issued and outstanding shares were sold in a public offering filed with the U.S. Securities and Exchange Commission on a Form SB-2 registration statement, and are unrestricted securities and may be publicly sold at any time, without restriction.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At June 30, 2005 and as of the date of the filing of this annual report, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
-------------------------------------------------------------------
Results of Operations
---------------------
For the year ended June 30, 2005, we generated total gross revenues of $160,651, less cost of sales in the amount of $134,704, for a gross margin of $25,947. We had no revenues for the period from inception on April 28, 2004 to the fiscal year ended June 30, 2004.

For the year ended June 30, 2005, we incurred a net operating loss of $25,971, as compared to a net loss of $4,429 for the period from inception on April 28,2004 to the year ended June 30, 2004. The net loss for the year ended June 30, 205, consisted of general and administrative expenses in the amount of $12,575 and $20,171 in office and miscellaneous expenses and $11,970 in professional fees paid to non-related third parties for legal and accounting expenses incurred in connection with the preparation and filing of our initial public offering documents and periodic reports. In addition, we paid a total of $7,202 in Management fees to Vincent Markovitch, President of our company for services provided. Our total expenses for the period from April 28, 2004 (inception) to the year ended June 30, 2004 were $4,429, all of which consisted of office expense and professional fees incurred in connection with the formation of our corporation and start up costs. General and administrative expense increased substantially in 2005 due to the implementation of our business plans, as well as preparation and filing of our initial public offering documents.

We incurred no research and development expenses during the fiscal years ended June 30, 2004 or 2005.

Selected Financial Information
------------------------------

  Balance Sheet Data               June 30, 2005         June 30, 2004
  ------------------               --------------        --------------
  Current Assets                     $   51,934            $    3,892
  Total Assets                           51,934                 3,892
  Current Liabilities                    70,334                 3,321
  Stockholders' Equity                  (18,400)                  571


Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $38,108 at June 30, 2005, as well as the proceeds of the sale of shares of our common stock in our initial public offering, which closed subsequent to our fiscal year end, in the approximate sum of $100,000, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the year ended June 30, 2005 was $67,000, attributed to $7,000 for share subscriptions and $60,000 in loans from unrelated third parties used to implement our business plans. We intend to repay the loans in full from the proceeds of our initial public offering, which was completed in August 2005.

There was no cash used in investing activities for the year ended June 30, 2005.

Our net loss for the year ended June 30, 2005 was $25,971. Net cash provided by operating activities for the year ended June 30, 2005 were $32,784, consisting of adjustments to reconcile net loss to net cash used by operating activities of $2,833 for prepaid expenses and other; $10,993 for inventory; $4,182 in accounts payable and accrued liabilities; and $2,831 in accrued interest payable.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

We anticipate no material commitments for capital expenditures in the near term, other than continuing to purchase inventory for resale. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.


Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.


Item 7. Financial Statements.
-----------------------------
Following are our audited financial statements for the fiscal years ended June 30, 2005 and 2004.

                       ALPHA MOTORSPORT, INC.

                  CONSOLIDATED FINANCIAL STATEMENTS




                      JUNE 30, 2005 AND 2004

                     (Stated in U.S. Dollars)

                                                   MORGAN & COMPANY
                                                   Chartered Accountants


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alpha Motorsport, Inc.

We have audited the accompanying consolidated balance sheets of Alpha Motorsport, Inc. as at June 30, 2005 and 2004 and the related consolidated statements of operations, cash flows, and stockholders' deficiency for the year ended June 30, 2005 and for the period from April 28, 2004 (date of inception) to June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2005 and 2004 and the results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company incurred a net loss of $30,400 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                         /s/ Morgan & Company
September 22, 2005                            Chartered Accountants

Tel(604)687-5041                          P.O. Box 10007 Pacific Centre
Fax(604)687-0075                          Suite 1488-700 West Georgia Street
www.morgan-cas.com                        Vancouver, B.C. V7Y 1A1

                               Member of
                                 ACPA
                              International

                          ALPHA MOTORSPORT, INC.

                        CONSOLIDATED BALANCE SHEETS
                         (Stated in U.S. Dollars)

                                             JUNE 30     JUNE 30
                                               2005        2004
                                           -----------   ---------
ASSETS
------
Current
-------
Cash                                       $   38,108    $   3,892
Inventories                                    10,993            -
Prepaid expenses and other                      2,833            -
                                           ----------    ---------
                                           $   51,934    $   3,892
                                           ==========    =========
LIABILITIES
-----------
Current
-------
Accounts payable and accrued
liabilities                                $   7,503     $   3,321
Loan payable (Note 3)                         62,831             -
                                           ----------    ---------
                                              70,334         3,321
                                           ----------    ---------
STOCKHOLDERS' (DEFICIENCY) EQUITY
--------------------------------
Share Capital
-------------
Authorized:
75,000,000 common shares,
par value $0.001 per share

Issued and outstanding:
1,000,000 common shares                       1,000         1,000

Additional paid-in capital                    4,000         4,000

Share Subscriptions (Note 4)                  7,000         7,000

Deficit                                     (30,400)       (4,429)
                                           ----------    ---------
                                            (18,400)          571
                                           ----------    ---------
                                           $ 51,934      $  3,892
                                           ==========    =========

The accompanying notes are an integral part of the financial statements.

                             ALPHA MOTORSPORT, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)


                                                    PERIOD FROM
                                                     INCEPTION
                                        YEAR         APRIL 28
                                        ENDED         2004 TO
                                       JUNE 30        JUNE 30
                                        2005            2004
                                    -----------------------------
Sales                               $  160,651      $        -
Cost Of Sales                         (134,704)              -
                                    -----------------------------
Gross Margin                            25,947               -
                                    -----------------------------
Expenses
--------
General and administration              12,575               -
Management fees (Note 5)                 7,202               -
Office and miscellaneous                20,171             126
Professional fees                       11,970           4,303
                                    -----------------------------
                                        51,918           4,429
                                    -----------------------------
Net Loss For The Period             $  (25,971)     $   (4,429)
                                    =============================

Basic And Diluted Loss Per Share    $    (0.03)     $    (0.01)
                                    =============================
Weighted Average Number Of Shares
Outstanding                          1,000,000       1,000,000
                                    =============================


The accompanying notes are an integral part of the financial statements.

                           ALPHA MOTORSPORT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Stated in U.S. Dollars)

                                                    PERIOD FROM
                                                     INCEPTION
                                        YEAR         APRIL 28
                                        ENDED         2004 TO
                                       JUNE 30        JUNE 30
                                        2005            2004
                                    -----------------------------
Cash Flows From Operating
Activities
-------------------------
Net loss for the period             $  (25,971)     $  (4,429)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities:
  Prepaid expenses and other            (2,833)             -
  Inventories                          (10,993)             -
  Accounts payable and accrued
   liabilities                           4,182              -
  Accrued interest payable               2,831          3,321
                                    -----------------------------
                                       (32,784)        (1,108)
                                    -----------------------------
Cash Flows From Financing
Activities
-------------------------
Issuance of common stock                    -           5,000
Share subscriptions received             7,000              -
Loan payable                            60,000              -
                                    -----------------------------
                                        67,000          5,000
                                    -----------------------------
Increase In Cash                        34,216          3,892

Cash, Beginning Of Period                3,892              -
                                    -----------------------------
Cash, End Of Period                 $   38,108      $   3,892
                                    =============================
Supplementary Disclosure Of Cash
Flow Information
--------------------------------
Cash paid for:
  Interest                          $        -      $      -
  Income taxes                               -             -
                                    ==============================

The accompanying notes are an integral part of the financial statements.



                         ALPHA MOTORSPORT, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

    PERIOD FROM DATE OF INCEPTION, APRIL 28, 2004, TO JUNE 30, 2004
                AND FOR THE YEAR ENDED JUNE 30, 2005
                      (Stated in U.S. Dollars)



                     COMMON STOCK
            -----------------------------
               NUMBER          ADDITIONAL
                 OF             PAID-IN       SHARE      ACCUMULATED
               SHARES   AMOUNT  CAPITAL   SUBSCRIPTIONS    DEFICIT     TOTAL
-----------------------------------------------------------------------------

Balance,
April 28,
2004 (Date
of incorpo-
ration)          -     $     -   $    -     $      -      $    -      $    -


April 28,
2004 - Shares
issued for
cash at
$0.005       1,000,000    1,000    4,000           -           -       5,000

Loss for
the period        -           -        -           -      (4,429)     (4,429)
-----------------------------------------------------------------------------

Balance,
June 30,
2004         1,000,000    1,000    4,000           -      (4,429)        571

Share
Subscriptions     -           -        -       7,000           -       7,000

Loss for
the year          -           -        -           -     (25,971)    (25,971)
-----------------------------------------------------------------------------

Balance,
June 30,
2005         1,000,000   $1,000   $4,000     $ 7,000    $(30,400)   $(18,400)
             ================================================================









  The accompanying notes are an integral part of the financial statements.

                           ALPHA MOTORSPORT, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2005 and 2004
                          (Stated in U.S. Dollars)

1.  NATURE AND CONTINUANCE OF OPERATIONS

Alpha Motorsport, Inc. (the "Company") was incorporated in the State of Nevada on April 28, 2004 and was in the development stage through September 30, 2004. The year ended June 30, 2005 is the first fiscal year during which it is considered an operating company.

The Company operates a pre-owned vehicle automotive dealership and auto detailing facility in British Columbia, Canada.

These consolidated financial statements have been prepared on a going concern basis. At June 30, 2005, the Company has a working capital deficienty of $18,400 and has accumulated a deficit of $30,400 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year by the issuance of common stock and related party advances. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive Canadian subsidiary, Alpha Motorsport, Inc. All inter-company transactions have been eliminated in consolidation.

                        ALPHA MOTORSPORT, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 2005 AND 2004
                      (Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)  Inventories

Inventories of pre-owned vehicles are stated at the lower of cost or net realizable value determined on a specific item basis.

d)  Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, and probable collectibility.

e)  Impairment of Long-Lived Assets

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

f) Foreign Currency Translation

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

                        ALPHA MOTORSPORT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 2005 AND 2004
                     (Stated in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

f) Foreign Currency Translation (Continued)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

g) Basic Loss Per Share

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

h) Income Taxes

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

i) Fair Value of Financial Instruments

The carrying value of the Company's financial instruments consisting of cash, and accounts payable and accrued liabilities, approximate their carrying value due to the short term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

j) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, could have a material effect on the accompanying financial statements.

                           ALPHA MOTORSPORT, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2005 AND 2004
                      (Stated in U.S. Dollars)


3.  LOAN PAYABLE

Loan payable is unsecured, bears interest at 6% per annum, and consists of $40,000 of principal due on August 23, 2005, $20,000 of principal due on November 1, 2005, and $2,831 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

Subsequent to June 30, 2005, the principal balance of $60,000 was repaid in full.


4.  SHARE SUBSCRIPTIONS

During the year, the Company received $7,000 in share subscriptions. On August 5, 2005, a total of 2,000,000 common shares were issued at $0.05 per share.


5.  RELATED PARTY TRANSACTIONS

The President of the Company provides management services to the Company. During the year ended June 30, 2005, the Company incurred $7,202 (2004 - $Nil) for management services, which were charged to operations.


6.  INCOME TAXES

The following table summarizes the significant components of the Company's deferred tax assets:

                                          2005               2004
				      -------------------------------
Statutory tax rate                        35%                35%
				      -------------------------------
Deferred tax assets
  Non-capital loss carryforward        $ 10,600	          $ 1,550
  Less:  Valuation allowance            (10,600)           (1,550)
				      -------------------------------
                                       $      -           $     -
                                      ===============================

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

                      ALPHA MOTORSPORT, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2005 AND 2004
                      (Stated in U.S. Dollars)


6.  INCOME TAXES (Continued)

No provision for income taxes has been provided for in these financial statements due to the net loss. At June 30, 2005, the Company has net operating loss carryforwards, which expire commencing in 2024, totaling approximately $30,000, the benefit of which has not been recorded in the financial statements.


7.  COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the current year's presentation.


Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
--------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures; Morgan & Company Chartered Accountants, have been our only accounting firm since inception.

Item 8a. Accounting Controls and Procedures
-------------------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this annual report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              PART III
                              ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                        Age             Position(s)
----                        ---             -----------

Vincent Markovitch (1)(2)     30            President, CEO, Secretary
240  12th Street                            and Chairman of the Board
New Westminster, BC                         of Directors
Canada  V3M 4H2

John Markovitch (1)           28            Treasurer, CFO, Principal
240  12th Street                            Accounting Officer and
New Westminster, BC                         Director
Canada  V3M 4H2

John Markovitch Sr. (1)       56            Director
240 12th Street
New Westminster, BC
Canada  V3M 4H2

Kristian Kostovski            35            Director
240 12th Street
New Westminster, BC
Canada  V3M 4H2


(1) Vincent and John Markovitch are brothers and are sons of John
 Markovitch Sr.

(2) Vincent Markovitch is the sole officer and director of Alpha Motorsport Inc., a British Columbia corporation and our wholly-owned operating subsidiary.

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors
------------------------------------
Vincent Markovitch has been the President, CEO, Secretary and a Director of our company since inception. From March 1999 to April 2004, he was a self-employed automobile wholesaler in Vancouver, BC, Canada. As such, he purchased used vehicles, reconditioned and sold them. From November 1997 to March 1999, he was a salesman at Autowise Autosales in Vancouver, BC, Canada. Mr. Markovitch has been involved in the wholesaling and retailing of vehicles since 1990. In May 2004, he received his Auto Dealers sales certificate in Vancouver, BC, Canada. Vincent Markovitch devotes full time to our business.

John Markovitch Jr. has been the Treasurer, CFO, Principal Accounting Officer and a Director of our company since inception. From January 2004 to the present, he has been working at the Pacific National Exhibition in Vancouver, BC as a parking foreman. His duties include overlooking parking attendants, as well as supervising breaks and schedules. From February 2003 to January 2004, he was a new vehicle inspector at Annacis Auto Terminals, a stream line company, located in Vancouver B.C. Canada. From February 1997 to December 2002, he was employed by Pacific Blue Cross, a ministry of social services, in Burnaby B.C. Canada. John Markovitch Jr. completed his essentials of marketing, marketing communication, and his trade and consumer marketing certificates at British Columbia Institute Of Technology in Burnaby B.C. Canada in 2003. John Markovitch Jr. devotes approximately 20 hours per week to our business.

John Markovitch Sr. has been a Director of our company since inception.
For the past 23 years, John Markovitch Sr. has been a self employed automobile salesman in the city of Burnaby B.C. Canada. During that time, he has owned three different used vehicle lots in British Columbia. He was a key partner in bringing the first Hyundai dealership to the city of Vancouver B.C. in 1984. He was top salesperson at that dealership from 1984 until it was sold in 1987. John Markovitch Sr. devotes approximately 20 hours per week to our business.

Kristian Kostovski has been a Director of our company since May 20, 2005. From July 2001 to the present, Mr. Kostovski has worked as a manager of Hit Casino in Dojran, Macedonia. Mr. Kostovski is currently enrolled in the second year at the American College of Thessaloniki in Thessaloniki, Greece, pursuing a Bachelor of International Business Degree. He intends to devote his time as required to our business.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
--------------------------------
Currently, none of our officers and/or directors are being compensated for their services during the development stage of our business operations. Once our lot is open, generating positive cash flow of at least $3,200 per month, we will begin paying our officers and directors compensation as follows:

John Markovitch, Sr.                $800/mo. base salary + 35% of profit
                                    on any vehicle sold

John Markovitch Jr.                 $800/mo. base salary + 35% of profit
                                    on any vehicle sold

Vince Markovitch                    $1,600/mo. base salary + 35% of profit
                                    on any vehicle sold

In addition, we have hired a wholesale sales agent, Kel Phillips, an unrelated third party who is currently searching for vehicles to include in our initial inventory. Our wholesale sales agent will be paid on a commission only basis, equal to 45% of the profits on any vehicle sold that we acquired through his referral. We do not have any written agreement with Mr. Phillips for his services.

The officers and directors are currently reimbursed for any out-of-pocket expenses they incur on our behalf. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees. None of our officers, directors or employees are party to any employment agreements.

----------------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------
                             Annual Compensation     Long-Term Comp.
                                            Other    Awards    Payouts
Name and                                    Annual
Position(s)            Year  Salary  Bonus  Comp.
----------------------------------------------------------------------

Vincent Markovitch (1)  2004  None   None   None      None      None
President, CEO and      2005  None   None   None      None      None
Secretary

John Markovitch Jr.     2004  None   None   None      None      None
Treasurer, CFO and      2005  None   None   None      None      None
Principal Accounting
Officer

John Markovitch Sr.     2004  None   None   None      None      None
Director                2005  None   None   None      None      None

Kristian Kostovski      2005  None   None   None      None      None
Director
--------------------------------------------------------------------

(1) We entered into a verbal Management Agreement with Vincent Markovitch and paid him a total of $7,202 in management fees for the year ended
June 30, 2005.

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,000,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner                   Ownership                  Class
----------------        ---------------------       ----------

Vincent Markovitch           1,000,000                33%
4232 Burke Street
Burnaby, BC, Canada V5H 1B4
-------------------------
All Officers and
Directors as a Group         1,000,000                33%


All shares of our wholly-owned Canadian subsidiary, Alpha Motorsport, Inc. are owned by Alpha Motorsport, Inc., a Nevada corporation.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
We entered into a verbal Management Agreement with Vincent Markovitch and paid him a total of $7,202 in management fees for the year ended June 30, 2005.

We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under our SEC File No. 333-119930, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31.1          Sec. 302 Certification of Chief Executive Officer
  31.2          Sec. 302 Certification of Principal Financial Officer
  32.1          Sec. 906 Certification of Chief Executive Officer
  32.2          Sec. 906 Certification of Principal Financial Officer


(b) There was one report on Form 8-K filed for the year ended June
30, 2004 to add an additional director to our Board in May 2005. The report can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-119930.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended June 30, 2005 were $2,000 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $3,440.

Audit Related Fees
------------------
We incurred no fees for the year ended June 30, 2005 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended June 30, 2005 were $Nil.

All Other Fees
--------------
We incurred no other fees during the year ended June 30, 2005 for products and services rendered by our principal accountant.



                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Alpha Motorsport, Inc., Registrant

September 28, 2005                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


September 28, 2005                By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director


September 28, 2005                By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Alpha Motorsport, Inc., Registrant

September 28, 2005                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


September 28, 2005                By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director


September 28, 2005                By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director