Form 10KSB/A
period 2005-06-30
ALPHA MOTORSPORT, INC.
filed 2005-10-14
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB/A
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended June 30, 2005

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



                                 Alpha Motorsport, Inc., Registrant

October 14, 2005                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


October 14, 2005                By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director


October 14, 2005                By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Alpha Motorsport, Inc., Registrant

October 14, 2005                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


October 14, 2005                By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director

October 14, 2005                By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director