Form 10QSB/A
period 2005-09-30
ALPHA MOTORSPORT, INC.
filed 2005-12-06
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

At September 30, 2005, there were 3,000,000 shares of our common stock issued and outstanding.

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 10

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

                          ALPHA MOTORSPORT, INC.
                       (A Development Stage Company)
                    INTERIM CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                          (Stated in U.S. Dollars)

                                          September 30    June 30
                                               2005        2005
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
------
Current
-------
Cash                                       $   62,167    $  38,108
Inventories                                    16,708       10,993
Prepaid expenses                                4,480        2,833
                                           ----------    ---------
                                           $   83,355    $  51,934
                                           ==========    =========
LIABILITIES
-----------
Current
-------
Accounts payable and accrued
liabilities                                $  14,283     $   7,503
Loan payable (Note 3)                          2,831        62,831
                                           ----------    ---------
                                              17,114        70,334
                                           ----------    ---------
STOCKHOLDERS' (DEFICIENCY) EQUITY
--------------------------------
Share Capital
-------------
Authorized:
75,000,000 common shares,
par value $0.001 per share

Issued and outstanding:
3,000,000 common shares                       3,000         1,000
(June 30, 2005 - 1,000,000)

Additional paid-in capital                  102,000         4,000

Share Subscriptions

Accumulated Deficit                         (38,759)      (30,400)
                                           ----------    ---------
                                             66,241       (18,400)
                                           ----------    ---------
                                           $ 83,355      $ 51,934
                                           ==========    =========

The accompanying notes are an integral part of the financial statements.

                             ALPHA MOTORSPORT, INC.
                         (A Development Stage Company)
                   INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                            (Stated in U.S. Dollars)




                                        THREE MONTHS ENDED
                                     September 30  September 30
                                         2005          2004
                                    -----------------------------
Sales                               $   71,377      $        -
Cost Of Sales                          (55,897)              -
                                    -----------------------------
Gross Margin                            15,480               -
                                    -----------------------------
Expenses
--------
General and administration              11,398           3,238
Management fees (Note 5)                 4,994               -
Office and miscellaneous                 3,947           2,597
Professional fees                        3,500           1,548
                                    -----------------------------
                                        23,839           7,383
                                    -----------------------------
Net Loss For The Period             $   (8,359)     $   (7,383)
                                    =============================
Basic And Diluted Loss Per Share    $    (0.01)     $    (0.01)
                                    =============================
Weighted Average Number Of Shares
Outstanding                          2,217,391       1,000,000
                                    =============================


The accompanying notes are an integral part of the financial statements.

                           ALPHA MOTORSPORT, INC.
                        (A Development Stage Company)
                INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                          (Stated in U.S. Dollars)



                                       THREE MONTHS ENDED
                                     September 30  September 30
                                         2005         2004
                                    -----------------------------
Cash Flows From Operating
Activities
-------------------------
Net loss for the period             $   (8,359)     $  (7,383)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities:
  Prepaid expenses and other            (1,647)        (1,343)
  Taxes recoverable                          -           (276)
  Inventories                           (5,715)             -
  Accounts payable and accrued
   liabilities                           6,780          1,476
                                    -----------------------------
                                        (8,941)        (7,526)
                                    -----------------------------
Cash Flows From Financing
Activities
-------------------------
Issuance of common stock               100,000              -
Share subscriptions received            (7,000)             -
Loan payable                           (60,000)        40,000
                                    -----------------------------
                                        33,000         40,000
                                    -----------------------------
Increase In Cash                        24,059         32,474

Cash, Beginning Of Period               38,108          3,892
                                    -----------------------------
Cash, End Of Period                 $   62,167      $  36,366
                                    =============================
Supplementary Disclosure Of Cash
Flow Information
--------------------------------
Cash paid for:
  Interest                          $        -      $      -
  Income taxes                               -             -
                                    ==============================



The accompanying notes are an integral part of the financial statements.

                       ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2005
                            (Unaudited)
                     (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by Alpha Motorsport, Inc. (the "Company") without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended September 30, 2005.

The results of operations for three months ended September 30, 2005 are not indicative of the results that may be expected for the full year.


2.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

                      ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2005
                            (Unaudited)
                     (Stated in U.S. Dollars)

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

                           ALPHA MOTORSPORT, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2005
                                (Unaudited)
                        (Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Foreign Currency Translation (Continued)

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

                            ALPHA MOTORSPORT, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                (Unaudited)
                        (Stated in U.S. Dollars)


3.  LOAN PAYABLE

Loan payable was unsecured, bore interest at 6% per annum, and consisted of $40,000 of principal due on August 23, 2005, $20,000 of principal due on November 1, 2005, and $2,831 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

During the three months ended September 30, 2005, the principal balance of $60,000 was repaid in full.


4.  SHARE SUBSCRIPTIONS

During the year ended June 30, 2005, the Company received $7,000 in share subscriptions. During the three months ended September 30, 2005 the Company received additional $93,000 in share subscriptions and issued a total of 2,000,000 common shares at $0.05 per share.


5.  RELATED PARTY TRANSACTIONS

The President of the Company provides management services to the Company. During the three months ended September 30, 2005, the Company incurred $4,994 (2004 - $Nil) for management services, which were charged to operations.


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

Results of Operations
---------------------
Revenues for the three months ended September 30, 2005 were $71,377, less cost of goods sold in the amount of $55,897, for a gross margin of $15,480, as compared to $0 in revenues for the three months ended September 30, 2004.

We incurred operating expenses of $23,839 for the three months ended September 30, 2005, as compared to $7,383 for the three months ended Septemer 30, 2004. These expenses consisted of general and adminisration expenses, management fees, office and miscellaneous, and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three ended September 30, 2005 was $8,359, or $.01 per share, as compared to a net loss of $7,383, or $.01 per share for the three months ended September 30, 2004.

Net cash provided by financing activities was $24,059 for the period ended September 30, 2005, as compared to $32,474 for the three months ended September 30, 2004. We completed a public offering of our securities during the period, pursuant to the terms of an SB-2 Registraton Statement filed and made effective by the U.S. Securities and Exchange Commission and raised the total offering amount of $100,000. We repaid a note payable in the amount of $60,000 out of these proceeds. The balance was deposited into our working capital account and is being used to meet our day-to-day expenses.

There was no net cash provided by investing activities during the perod ended September 30, 2005.

Liquidity and Capital Resources
-------------------------------
At September 30, 2005, we had $62,167 in cash in the bank; inventory of $16,708; and prepaid expenses in the amount of $4,480 for total assets of $83,355.

Our accounts payable and accrued liabilities at September 30, 2005 were $14,283 resulting from general administration of our business.

Net cash used in operating activities for the three months ended September 30, 2005 was $8,359, resulting in a net loss of $8,359 for the period.

Our stockholders' equity was a $66,241, or $.02 per share at September 30, 2005.

While we believe our current capital will be sufficient to sustain our operations for the next twelve months without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

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
  32.2                Sec. 906 Certification of CFO

B) There were no reports on Form 8-K filed during the quarter.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpha Motorsport, Inc., Registrant

November 18, 2005                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                 Alpha Motorsport, Inc., Registrant

November 18, 2005                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


November 18, 2005                By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director


November 18, 2005                By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director