Form 10QSB
period 2005-12-31
ALPHA MOTORSPORT, INC.
filed 2006-02-14
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2005.

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

At December 31, 2005, there were 3,000,000 shares of our common stock issued and outstanding.

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

                          ALPHA MOTORSPORT, INC.
                       (A Development Stage Company)
                    INTERIM CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                          (Stated in U.S. Dollars)

                                          December 31    June 30
                                               2005        2005
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
------
Current
-------
Cash                                       $   39,368    $  38,108
Accounts receivable                             1,076            -
Inventories                                    25,474       10,993
Prepaid expenses and other                      3,237        2,833
                                           ----------    ---------
                                           $   69,155    $  51,934
                                           ==========    =========
LIABILITIES
-----------
Current
-------
Accounts payable and accrued
 liabilities                               $   9,663     $   7,503
Loan payable (Note 3)                          2,831        62,831
                                           ----------    ---------
                                              12,494        70,334
                                           ----------    ---------
STOCKHOLDERS' (DEFICIENCY) EQUITY
--------------------------------
Share Capital
-------------
Authorized:
75,000,000 common shares,
par value $0.001 per share

Issued and outstanding:
3,000,000 common shares                       3,000         1,000
(June 30, 2005 - 1,000,000)

Additional paid-in capital                  102,000         4,000

Share Subscriptions                               -         7,000

Accumulated Deficit                         (48,339)      (30,400)
                                           ----------    ---------
                                             56,661       (18,400)
                                           ----------    ---------
                                           $ 69,155      $ 51,934
                                           ==========    =========

The accompanying notes are an integral part of the financial statements.

                             ALPHA MOTORSPORT, INC.
                         (A Development Stage Company)
                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                            (Stated in U.S. Dollars)



                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                            December 31                 December 31
                                         2005          2004           2005        2004
                                    ---------------------------------------------------
Sales                               $   47,902      $   29,853     $ 119,279   $ 29,853
Cost Of Sales                          (40,733)        (27,617)      (96,630)   (27,617)
                                    ---------------------------------------------------
Gross Margin                             7,169           2,236        22,649      2,236
                                    ---------------------------------------------------
Expenses
--------
General and administration               4,741           2,736        16,139      5,974
Management fees (Note 5)                 5,113               -        10,107          -
Office and miscellaneous                 3,343           4,222         7,290      6,819
Professional fees                        3,552           4,319         7,052      5,867
                                    ---------------------------------------------------
                                        16,749          11,277        40,588     18,660
                                    ---------------------------------------------------
Net Loss For The Period             $   (9,580)     $   (9,041)     $(17,939) $ (16,424)
                                    ===================================================
Basic And Diluted Loss Per Share    $    (0.01)     $    (0.01)     $  (0.01) $   (0.02)
                                    ===================================================
Weighted Average Number Of Shares
Outstanding                          2,217,391       1,000,000     2,217,391  1,000,000
                                    ===================================================



    The accompanying notes are an integral part of the financial statements.

                           ALPHA MOTORSPORT, INC.
                        (A Development Stage Company)
                INTERIM CONSOLIDATED STATEMENTs OF CASH FLOWS
                               (Unaudited)
                          (Stated in U.S. Dollars)



                                         SIX MONTHS ENDED
                                     December 31  December 31
                                         2005         2004
                                    -----------------------------
Cash Flows From Operating
Activities
-------------------------
Net loss for the period             $  (17,939)     $ (16,424)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities:
  Accounts receivable                   (1,076)           (43)
  Prepaid expenses and other              (404)        (4,225)
  Taxes recoverable                          -         (1,481)
  Inventories                          (14,481)       (14,041)
  Accounts payable and accrued
   liabilities                           2,160          5,148
  Accrued interest payable                   -          1,057
                                    -----------------------------
                                       (31,740)       (30,009)
                                    -----------------------------
Cash Flows From Financing
Activities
-------------------------
Issuance of common stock               100,000              -
Share subscriptions received            (7,000)             -
Loan payable                           (60,000)        60,000
                                    -----------------------------
                                        33,000         60,000
                                    -----------------------------
Increase In Cash                         1,260         29,991

Cash, Beginning Of Period               38,108          3,892
                                    -----------------------------
Cash, End Of Period                 $   39,368      $  33,883
                                    =============================
Supplementary Disclosure Of Cash
Flow Information
--------------------------------
Cash paid for:
  Interest                          $        -      $      -
  Income taxes                               -             -
                                    ==============================



The accompanying notes are an integral part of the financial statements.

                       ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2005
                            (Unaudited)
                     (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by Alpha Motorsport, Inc. (the "Company") without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended June 30, 2005.

The results of operations for six months ended December 31, 2005 are not indicative of the results that may be expected for the full year.


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

                      ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2005
                            (Unaudited)
                     (Stated in U.S. Dollars)

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

                           ALPHA MOTORSPORT, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2005
                                (Unaudited)
                        (Stated in U.S. Dollars)

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

                            ALPHA MOTORSPORT, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2005
                                (Unaudited)
                        (Stated in U.S. Dollars)


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

During the six months ended December 31, 2005, the principal balance of $60,000 was repaid in full.


4.  SHARE SUBSCRIPTIONS

During the year ended June 30, 2005, the Company received $7,000 in share subscriptions. During the six months ended December 31, 2005 the Company received additional $93,000 in share subscriptions and issued a total of 2,000,000 common shares at $0.05 per share.


5.  RELATED PARTY TRANSACTIONS

The President of the Company provides management services to the Company. During the six months ended December 31, 2005, the Company incurred $10,107 (2004 - $Nil) for management services, which were charged to operations.


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

Results of Operations
---------------------
Revenues for the three and six months ended December 31, 2005 were $47,902 and $119,279, respectively, less cost of goods sold in the amount of $40,733 and $96,630, respectively, for a gross margin of $7,169 and $22,649, respectively, as compared to $29,853 in revenues for the three and six months ended December 31, 2004, less cost of goods sold of $27,617, for a gros margin of $2,236 for the three and six months ended December 31, 2004.

We incurred operating expenses of $16,749 for the three months ended December 31, 2005 and $40,588 for the six months ended December 31, 2005, as compared to operating costs of $11,277 for the three months ended December 31, 2004 and operting costs of $18,660 for the six months ended December 31, 2004. These expenses consisted of general and adminisration expenses, management fees, office and miscellaneous, and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and six months ended December 31, 2005 was $9,580 and $17,393, respectively, or $.01 per share, as compared to a net loss of $9,041 and $16,424, respectively, or $.01 and $.02 per share, respectively, for the three and six months ended December 31, 2004.

Net cash provided by financing activities for the six months ended December 31, 2005 was $33,000 for the period ended December 31, 2005, as compared to $60,000 for the six months ended December 31, 2004. We completed a public offering of our securities during the six months ended December 31, 2005, pursuant to the terms of an SB-2 Registraton Statement filed and made effective by the U.S. Securities and Exchange Commission and raised the total offering amount of $100,000. We repaid a note payable in the amount of $60,000 out of these proceeds. The balance was deposited into our working capital account and is being used to meet our day-to-day expenses.

There was no net cash provided by investing activities during the six months ended December 31, 2005.

Liquidity and Capital Resources
-------------------------------
At December 31, 2005, we had $39,368 in cash in the bank; inventory of $25,474; accounts receivable in the amount of $1,076; and prepaid expenses in the amount of $3,237 for total assets of $69,155.

Our accounts payable and accrued liabilities at December 31, 2005 were $14,283 resulting from general administration of our business.

Net cash used in operating activities for the six months ended December 31, 2005 was $31,740, resulting in a net loss of $17,939 for the period.

Our stockholders' equity was a $56,661, or $.01 per share at December 31, 2005.

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

                                 Alpha Motorsport, Inc., Registrant

February 13, 2006                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                 Alpha Motorsport, Inc., Registrant

February 13, 2006                By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


February 13, 2006                By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director


February 13, 2006                By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director