Form 10QSB
period 2006-03-31
ALPHA MOTORSPORT, INC.
filed 2006-05-17
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer -- Accelerated Filer -- Non-Accelerated Filer X


Indicate  by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes     No X

At March 31, 2006, there were 3,000,000 shares of our common stock issued and outstanding.

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

                          ALPHA MOTORSPORT, INC.
                       (A Development Stage Company)
                    INTERIM CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                          (Stated in U.S. Dollars)

                                             March 31     June 30
                                               2006        2005
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
------
Current
-------
Cash                                       $   35,978    $  38,108
Inventories                                    24,719       10,993
Prepaid expenses and other                      1,795        2,833
                                           ----------    ---------
                                           $   62,492    $  51,934
                                           ==========    =========
LIABILITIES
-----------
Current
-------
Accounts payable and accrued
 liabilities                               $   7,981     $   7,503
Loan payable (Note 3)                          2,831        62,831
                                           ----------    ---------
                                              12,494        70,334
                                           ----------    ---------
STOCKHOLDERS' (DEFICIENCY) EQUITY
--------------------------------
Share Capital
-------------
Authorized:
75,000,000 common shares,
par value $0.001 per share

Issued and outstanding:
3,000,000 common shares                       3,000         1,000
(June 30, 2005 - 1,000,000)

Additional paid-in capital                  102,000         4,000

Share Subscriptions                               -         7,000

Accumulated Deficit                         (53,320)      (30,400)
                                           ----------    ---------
                                             51,680       (18,400)
                                           ----------    ---------
                                           $ 62,492      $ 51,934
                                           ==========    =========

The accompanying notes are an integral part of the financial statements.

                             ALPHA MOTORSPORT, INC.
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                            (Stated in U.S. Dollars)



                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                            March 31                      March 31
                                         2006          2005           2006        2005
                                    ---------------------------------------------------
Sales                               $   58,444     $    45,075     $ 177,723   $ 74,928
Cost Of Sales                          (44,311)        (39,529)     (140,941)   (67,146)
                                    ---------------------------------------------------
Gross Margin                            14,133           5,546        36,782      7,782
                                    ---------------------------------------------------
Expenses
--------
General and administration               4,029           2,061        20,168      8,035
Management fees (Note 5)                 5,194              -         15,301          -
Office and miscellaneous                 6,224           6,321        13,514     13,140
Professional fees                        3,667           3,514        10,719      9,381
                                    ---------------------------------------------------
                                        19,114          11,896        59,702     30,556
                                    ---------------------------------------------------
Net Loss For The Period             $   (4,981)     $   (6,350)     $(22,920) $ (22,774)
                                    ===================================================
Basic And Diluted Loss Per Share    $    (0.01)     $    (0.01)     $  (0.01) $   (0.02)
                                    ===================================================
Weighted Average Number Of Shares
Outstanding                          3,000,000       1,000,000     2,737,226  1,000,000
                                    ===================================================



    The accompanying notes are an integral part of the financial statements.

                           ALPHA MOTORSPORT, INC.
                        (A Development Stage Company)
                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Stated in U.S. Dollars)



                                        NINE MONTHS ENDED
                                             MARCH 31
                                         2006         2005
                                    -----------------------------
Cash Flows From Operating
Activities
-------------------------
Net loss for the period             $  (22,920)     $ (22,774)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities:
  Accounts receivable                        -        (11,155)
  Prepaid expenses and other             1,038         (3,458)
  Taxes recoverable                          -           (782)
  Inventories                          (13,726)        (3,119)
  Accounts payable and accrued
   liabilities                             478          5,731
  Accrued interest payable                   -          1,943
                                    -----------------------------
                                       (35,130)       (33,614)
                                    -----------------------------
Cash Flows From Financing
Activities
-------------------------
Issuance of common stock               100,000              -
Share subscriptions received            (7,000)             -
Loan payable                           (60,000)        60,000
                                    -----------------------------
                                        33,000         60,000
                                    -----------------------------
Increase In Cash                        (2,130)        26,386

Cash, Beginning Of Period               38,108          3,892
                                    -----------------------------
Cash, End Of Period                 $   35,978      $  30,278
                                    =============================
Supplementary Disclosure Of Cash
Flow Information
--------------------------------
Cash paid for:
  Interest                          $        -      $      -
  Income taxes                               -             -
                                    ==============================



The accompanying notes are an integral part of the financial statements.

                       ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2006
                            (Unaudited)
                     (Stated in U.S. Dollars)

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

The results of operations for nine months ended March 31, 2006 are not indicative of the results that may be expected for the full year.


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

                      ALPHA MOTORSPORT, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2006
                            (Unaudited)
                     (Stated in U.S. Dollars)

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

                           ALPHA MOTORSPORT, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2006
                                (Unaudited)
                        (Stated in U.S. Dollars)

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

                            ALPHA MOTORSPORT, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2006
                                (Unaudited)
                        (Stated in U.S. Dollars)


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

During the nine months ended March 31, 2006, the principal balance of $60,000 was repaid in full.


4.  SHARE SUBSCRIPTIONS

During the year ended June 30, 2005, the Company received $7,000 in share subscriptions. During the nine months ended March 31, 2006 the Company received additional $93,000 in share subscriptions and issued a total of 2,000,000 common shares at $0.05 per share.


5.  RELATED PARTY TRANSACTIONS

The President of the Company provides management services to the Company. During the nine months ended March 31, 2006, the Company incurred $18,000 (2004 - $Nil) for management services, which were charged to operations.


6.  COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the current period's presentation.


7.  SUBSEQUENT EVENT

On April 11, 2006, the board of directors of the Company approved a ten (10) for one (1) forward stock split (the "Forward Stock Split") of the Company's authorized, issued and outstanding common stock. The Forward Stock Split was effective with the Secretary of State of Nevada on April 25, 2006. As a result, the Company's authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. The Company's issued and outstanding share capital increased from 3,000,000 shares of common stock to 30,000,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form SB-2 Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Revenues for the three and nine months ended March 31, 2006 were $58,444 and $177,723, respectively, less cost of goods sold in the amount of $44,311 and $140,941, respectively, for a gross margin of $14,133 and $36,782, respectively, as compared to $45,075 and $74,928 in revenues for the three and nine months ended March 31, 2005, respectively, less cost of goods sold of $39,539 and $67,146, respectively, for a gross margin of $5,546 and $7,782, respectively, for the three and nine months ended March 31, 2005.

We incurred operating expenses of $19,114 and $59,702, respectively, for the three and nine months ended March 31, 2006, as compared to operating expenses of $6,350 and $30,556, respectively for the three and nine months ended
March 31, 2005. These expenses consisted of general and adminisrative expenses, management fees, office and miscellaneous and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and nine months ended March 31, 2006 was $4,981 and $22,920, respectively, or $.01 per share, as compared to a net loss of $6,350 and $22,774, respectively, or $.01 and $.02 per share, respectively, for the three and nine months ended March 31, 2005.

Net cash provided by financing activities for the nine months ended March 31, 2006 was $33,000, as compared to $60,000 for the nine months ended March 31, 2005.

There was no net cash provided by investing activities during the nine months ended March 31, 2006 or 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2006, we had $35,978 in cash in the bank; inventory of $24,719; and prepaid expenses in the amount of $1,795 for total assets of $62,492.

Our accounts payable and accrued liabilities at March 31, 2006 were $10,812, resulting from general administration of our business.

Net cash used in operating activities for the nine months ended March 31, 2006 was $35,130, resulting in a net loss of $22,920 for the period, as compared to net cash used in operating activities for the nine months ended March 31, 2005 in the amount of $33,614, resulting in a net loss of $22,774.

Our stockholders' equity was a $51,860, or $.01 per share at March 31, 2006.

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

Subsequent Events
-----------------
Subsequent to the interim period covered by this report, on April 11, 2006, the board of directors of the company approved a ten (10) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effective with the Secretary of State of Nevada on April 25, 2006. As a result, the Company's authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital increased from 3,000,000 shares of common stock to 30,000,000 shares of common stock. The forward stock split became effective with NASDAQ's Over-the-Counter Bulletin Board at the opening for trading on April 27, 2006 under the new stock symbol "AAMS" and the new CUSIP number 02076U 20 7.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
We have no material changes to the disclosure on this matter since the filing of our Annual Report on Form 10-KSB for the year ended June 30, 2005.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------
Within the 90 days prior to the date of this report, John Markovitch, Jr., our Chief Financial Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule
13a-14. Based upon the evaluation, Mr. Markovitch concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION
                  ---------------------------
ITEM 1A. RISK FACTORS
--------------------
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Form SB-2 registration statement, filed on October 25, 2004, under SEC File Number 333-119930 or CIK Number 0001305748, which could materially affect our business, financial condition or future results. The risks described in our original registration statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
  32.2                Sec. 906 Certification of CFO

B) Subsequent to the period covered by this report, on April 28, 2006, a report on Form 8-K was filed to report the forward stock split.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                 Alpha Motorsport, Inc., Registrant

May 10, 2006                     By: /s/ Vincent Markovitch
                                 ------------------------------------
                                 Vincent Markovitch, President, CEO,
                                 Secretary and Chairman of the Board


May 10, 2006                     By: /s/ John Markovitch, Jr.
                                 --------------------------------------
                                 John Markovitch, Jr., Treasurer, Chief
                                 Financial Officer, Principal Accounting
                                 Officer and Director


May 10, 2006                     By: /s/ John Markovitch, Sr.
                                 -----------------------------------------
                                 John Markovitch, Sr., Director