Form 10KSB
period 2006-06-30
ALPHA MOTORSPORT, INC.
filed 2006-09-28
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006
Commission File Number: 333-119930

ALPHA MOTORSPORT, INC.
(Name of Small Business Issuer In Its Charter)

       Nevada                                               20-1063591
State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization                Identification No.)

                                                                                                          40 12th Street
New Westminster, BC Canada                                                                           V3M 4H2
(Address of principal executive offices)                                                              (Zip Code)

604-525-3380
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Gross revenues for the fiscal year ended June 30, 2006 were $302,171.

Indicate whether by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X       NO __

As of June 30, 2006, there were a total of 30,000,000 shares of registrant's $0.001 par value common stock (registrant's only outstanding class of voting securities) issued and outstanding, 20,000,000 of which were held by non-affiliates. The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price on September 26, 2006 ($0.51 per share), is $10,200,000.

Some exhibits required to be filed hereunder, are incorporated herein by reference to registrant's original Form SB-2 Registration Statement, filed under CIK No. 0001305748 on October 24, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes No X

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer  X

PART I
Item 1. Business

General Information

Alpha Motorsport, Inc. was incorporated in the State of Nevada on April 28, 2004. We are engaged in the business of wholesale and retail sales of used vehicles. On May 13, 2004, we formed Alpha Motorsport, Inc., a British Columbia corporation, which is our wholly-owned subsidiary and which is conducting all of our operations in Canada. At June 30, 2006, we had an accumulated deficit of $55,765 since inception. We have been issued a "substantial doubt" going concern opinion from our auditors. We are continuing to purchase inventory, sell vehicles and generally expand our business operations.

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

Overview of Business Operations

Having been in the automobile/truck sales industry for a combined total of over 30 years, our Management feels there is a need in British Columbia for quality used cars and trucks at competitive prices. The population of British Columbia is rapidly increasing and that, combined with the increased cost of living expense, makes new cars unaffordable for many families. As a result, we feel quality used vehicles are in high demand. Our Management is relying on their previously established relationships with the following local dealers and auction houses in an effort to acquire reliable vehicles at a reasonable price and pass the savings on to our customers:

- - Langley Mazda (new car dealer)
- - Brown Bros. Ford (new and used car dealer)
- - S-232 Holdings (wholesale vehicle broker)
- - Weymouth Enterprises (used car dealer)
- - Canadian Auction Group (used vehicle liquidator)

We feel that we offer something different and unique in the automobile industry to our customers - an easy, convenient car buying experience, which is not what is generally the case at automobile dealerships or used car lots. Rather than immediately converging on a potential customer, we allow the customers to walk around our lot and come to us if they wish to test drive or inquire about a vehicle. We do not implement any "hard sell" sales tactics. We also fully cater to our customers needs, thereby taking the hassle out of buying a used vehicle. As such, if a customer would like a specific type of vehicle or color, we make every attempt to locate that vehicle for them through our established dealer relationships, surrounding areas or via the internet.

We are confident our professional "worry free" service will bring customers back time and again, as well as allow them to confidently refer us to their friends and family members for their used car/truck buying needs. Our main goal is to keep customers satisfied so they return and refer their friends and family members to us. We provide a 30-day vehicle warranty on every used vehicle we sell that covers any mechanical problems that may arise during the first 30 days. Any vehicle with mechanical difficulty or failure within the 30 days is repaired at no charge to the customer.

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

In order to profitably succeed in this business, we feel we must:

- - Establish a network of wholesalers we can trust to purchase quality used cars and trucks from
- - Ensure customer satisfaction by encouraging the two most important values in our sales agents and policies: honor and integrity
- - Provide a "hassle free" experience for our customers
- - Stock a wide range of reliable vehicles and trucks

Suppliers and Acquisition of Inventory

We buy vehicles wholesale from other dealers and at auto auctions. We try to maintain a diverse stock of vehicles, providing a wide selection to our customers. Vehicles are purchased on an as-needed and as-available basis to add to our inventory. We have approximately 8-12 quality used vehicles available for resale on our lot at all times. Each vehicle we purchase for retail resale is inspected by a mechanic and we all repairs required to ensure the vehicle is road worthy prior to sale. We contract the services of a local auto shop to inspect our vehicles; however, once we have established our operations and funds allow, we intend to hire one or more mechanics, as needed, to perform our own inspections and repairs. The purchaser of our vehicles is given the opportunity to review our certified inspection records prior to purchasing a vehicle. Our wholesale vehicles do not require a mechanical inspection, as other dealers purchase the wholesale vehicles from us on an "As Is" basis.

We retail and wholesale all types of vehicles from small cars to big trucks. We try to cater to each customer individually, in order to satisfy their needs, meaning that if we do not have the type of vehicle in our inventory that a customer is looking for, we will go out and find that vehicle for them. We buy our vehicles at the wholesale level in order to be able to pass the savings on to our customers. Each vehicle we retail is inspected by a mechanic and the customer is given that inspection prior to purchase.

Our primary source for buying used vehicles are local dealers who wholesale some of their stock to reduce their large used car inventories. We purchase these vehicles, as well as vehicles from local auto auctions, to keep a surplus inventory. Our Management has established relationships with several local dealerships; however, we have not entered into any written or verbal agreements with any of them.

We continually search for and purchase additional vehicles to place on our lot for inventory and always attempt to purchase a wide variety of vehicles to attract all types of potential customers. The majority of our vehicles are priced between $2,500 and $8,000 per vehicle; however, we also have a few higher end vehicles on our lot. There is a far greater profit margin in the lower end vehicles rather than the higher end vehicles, so we attempt to purchase and keep lower price used vehicles in our inventory.

Our pricing strategy is based on competitive Canadian Gold Book values (between wholesale and retail prices). We do not exceed competitive retail prices, and attempt to sell at wholesale cost, plus a fair profit, generally around 20%. We feel the quality and price say a lot about our vehicles and hope to build a repeat business and good reputation based on these factors through word of mouth and advertising. Based on the experience of our Management in the used car/truck sales industry, the average industry mark-up for used vehicles has generally been 30-35%. Based on those assumptions, we are able to show our customers that they are saving a substantial amount when buying a vehicle from us.

Website Development

We have developed our website with the assistance of an outside website developer at a total cost of $800 US and the website is currently operational at http://www.alphamotorsportinc.com. Our prospective customers can view our inventory online and get detailed information about each vehicle, including price, mileage, accident history, mechanic reports and owner history. We are currently researching the costs to strategically place our website on several different search engines but have not yet entered into any contracts or agreements with any parties. We are also listing our website address in flyers and newspaper advertising in an attempt to more widely advertise our vehicles and business operations.

Sales & Marketing

We use several different avenues to introduce our business and market our inventory:

1. Newspaper advertisements in the local BC newspapers
2. Advertisements in the smaller, free newspapers that are delivered door to door and handed out at supermarkets and quick stores
3. Photo ads in the widely distributed Auto Trader magazine
4. Flyers on vehicles throughout the local areas
5. Larger newsprint ad in the local Buy & Sell paper

Business Ethic and Warranties

Used car dealers are notorious for unethical sales practices. As a result of this, customers are inherently cautious and untrusting. The more we can provide an honest, hassle free sales experience, the more successful we feel we will be. We follow up and ensure customer satisfaction because we rely on these customers for an excellent reference to other potential buyers. We fully understand the need for an excellent working relationship with our suppliers and customers and intend to continue to develop the same.

We provide each purchaser with a 30-day warranty on all parts and labor should any mechanical problems develop after purchase of a vehicle. All work is performed by third-party mechanics and paid for by us; however, because all vehicles are thoroughly inspected and tested prior to purchase, we don't anticipate and have not yet had any warranty claims.

Competition

The used car resale industry is intensely competitive with respect to quality, service and price. In addition, there are many well-established competitors in the areas we intend to do business, with greater financial and other resources, including but not limited to established businesses and loyal customers. Our closest similar competitors are Kabani Holdings, which is located in the same automobile compound area that we are and is our landlord. Prime Auto, Softy's Auto Sales, Key West Auto and My First Car Automotive, all situated and located relatively close to our new facility. The primary competitors will be Kabani Holdings and Key West Auto. Kabani Holdings is a well established used car dealer with over 100 units in inventory at all times. Key West Auto is also very well established, but they tend to sell more trucks and vans as opposed to cars. The other dealers listed are small and tend to have a limited supply of vehicles for sale. In Canada, auto malls containing competitive auto dealers are common. Prospective buyers enjoy the experience of shopping in one "auto mall" area, rather than driving all over town to find the vehicle they are looking for. We try to specialize in quality used cars at competitive prices. Most of the other dealers in the auto mall area operate in are new car dealers, who carry some used vehicles at higher prices than we keep in our inventory.

Raw Materials and Supplies

We do not use, nor do we expect to use any raw materials in our business operations.

Patents and Trademarks

We do not have any patents or trademarks.

Government and Industry Regulation

Our business operations are subject to licensing and regulation by provincial and local authorities applicable to the sale of used cars. In October, 2004, we obtained our Motor Dealer's License and Business Permit. Because all of our inspections and mechanical work are currently done by outside third parties, we are not subject to any environmental or safety rules, regulations or licensing. No other licensing is required. However, if any additional licenses are required or are implemented in the future, we intend to fully comply with any such licensing and regulation applicable to the conduct of our business operations.

Employees and Employment Agreements

At present, we have no employees other than our three officers and directors. We have one independent contractor, Kel Phillips, who is our wholesale buyer and who works on an as-needed basis. Mr. Phillips is paid on a commission only basis, equal to 45% of the profits on any of his vehicles that are sold. Vincent Markovitch devotes full time to our business operations and John Markovitch Sr. and John Markovitch Jr. each devote part time, or approximately 20 hours per week to our business. None of our officers and directors are presently compensated for their services at this time, nor do we have employment agreements with them. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-KSB before deciding to invest in us.

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended June 30, 2006 and 2005 we suffered net losses of $24,952 and $26,404, respectively. At June 30, 2006, our stockholders' equity was $54,578 and ($18,400), respectively. There is no assurance that we can successfully continue to compete in the used vehicle sales industry or that we will be able to successfully generate revenues to sustain future operations and become profitable.

The used car/truck sales industry is highly competitive and if our vehicles are not well received and/or successful, we may be unable to generate revenues, which could result in a total loss of any investment you make in our securities.

The used car/truck sales industry is highly competitive with respect to pricing, service, quality and location and, as a result, has a high failure rate. There are numerous well-established competitors, including national, regional and local established and reputable dealerships, possessing substantially greater financial, marketing, personnel and other resources than our company. There is no guarantee that we will be able to continue to successfully compete with the established used car/truck dealerships and generate revenues to sustain our business operations. In addition, the used car/truck sales industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. If we are not successful in locating cars that will be well received and purchased by the public, we will be unable to generate any revenues and our business plans would fail. In any such event, you could suffer a loss of any investment you make in our securities.

The loss of our current management would make it very difficult for us to continue our proposed business plans.

Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. Our success is highly dependent on our current management, key personnel and key consultants. The unexpected loss or departure of any of these parties could be detrimental to our future success. We do not maintain key man insurance on our management.

We are subject to the many risks of doing business internationally ,including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Canada and are subject to the local laws of Canada governing investors ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Canadian courts having jurisdiction without reexamination of the merits of the case. Since all of our officers and directors, and certain experts we use all reside outside the United States, substantially all or a portion of the assets of each are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States.

Buying low-priced penny stocks is very risky and speculative.

Shares of common stock in our company are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets. As a result, you may never be able to sell any shares you purchase in this offering.

Our officers and directors and their affiliates may continue to exercise significant control over our operations.

Our executive officers and directors own approximately 33% of our issued and outstanding common stock. In addition, since we only sold shares of stock in our initial public offering to our friends, family members and acquaintances, we may have substantial influence in how those shareholders vote on future corporate matters. These stockholders may have individual interests that are different from other minority stockholders and if they vote with us on proposed matters, we would be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions, a change in control of the company or other matters that could affect your ability to ever resell your shares.

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in any private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act of 1933 (the "Act"). The restricted shares may only be sold if they are registered under the Act, or sold under Rule 144, or another exemption from registration under the Act. Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. See "Market for the Registrant's Common stock and Related Stockholder Matters - Market Information."

We do not expect to pay dividends.

We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future in order to use all of our earnings, if any, to finance expansion of our business plans.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Item 2. Properties

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Issuer's Common stock is traded on the NASD OTC Bulletin Board under the symbol AAMS. The following table sets forth the high and low closing prices of the Common stock during the periods indicated (since a public trading market commenced) as reported by Nasdaq. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board®				Quarterly Trade and Quote Summary Report
AAMS - ALPHA MOTORSPORT INC
	BID			ASK		PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
6/30/2006	5.25	0.06	0.4	2.00	0.6	0.6	7.5	0.4	0.6	3,374,270
3/31/2006	0.57	0	0.51	2.00	0	5.00	0	0	0	0
12/30/2005	0	0	0	0	0	0	0	0	0	0
9/30/2005	0	0	0	0	0	0	0	0	0	0

Our securities were listed for trading on 9/19/05 under the stock symbol AA0R, but there was a limited market until we but did a 10 for 1 forward split on 04/27/2006. At that time, the original trading symbol was changed to AAMS.  The closing price of the common stock as reported by Nasdaq on September 26, 2006, was $0.51 per share.

Holders

As of September 26, 2006, there were 35 holders of common stock, who collectively held 30,000,000 issued and outstanding shares of our common stock.

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two fiscal years. We currently have no plans to pay any dividends, although we may decide to do so at some time in the future if our financial position changes.

Equity Compensation Plans

We have not adopted any equity compensation plans. There were no stock options issued or outstanding at June 30, 2006.

Recent Sales of Unregistered Securities

On August 5, 2005, we completed out initial public offering of 2,000,000 (20,000,000 post split) shares of our common stock for $0.05 per share. All shares were sold to friends, family members, business and personal acquaintances of our officers and directors. The offering was registered on Form SB-2 with the U.S. Securities and Exchange Commission and sold pursuant to the terms of the registration statement, which can be found in its entirety on the SEC website at www.sec.gov .

There were no other unregistered equity securities sold during the fiscal year ended June 30, 2006.

Other

On April 11, 2006, the board of directors of our company approved a ten (10) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effective with the Secretary of State of Nevada on April 25, 2006. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 3,000,000 shares of common stock to 30,000,000 shares of common stock.

Stock Transfer Agent

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This annual report, including the following management's discussion and analysis, and other reports filed by us from time to time with the Securities and Exchange Commission (collectively the "filings") may contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan; with information currently available to us; and in light of our experience and perceptions of historical trends, current conditions and expected future developments; as well as other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result" and other similar expressions. When reading any forward-looking statement, you should remain mindful that all forward-looking statements are inherently uncertain, as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	whether a market for our products will continue to grow and, if it does, the pace at which it may grow;
•	our ability to attract and retain the personnel qualified to implement our growth strategies,
•	our ability to obtain approvals from government authorities for our business operations, if and when needed;
•	our ability to fund our short-term and long-term financing needs;
•	our ability to compete against large competitors in a rapidly changing market;
•	changes in our business plan sand corporate strategies; and
•	other risks and uncertainties discussed in greater detail in various sections of this report.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made in our filings. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless required by applicable law.

Results of Operations

For the fiscal year ended June 30, 2006, we generated total gross revenues of $302,171, less cost of sales in the amount of $245,527, for a gross margin of $56,644, as compared to a gross margin of $25,947 for the fiscal year ended June 30, 2005.

For the fiscal year ended June 30, 2006, we incurred a net operating loss of $24,952, as compared to a net loss of $26,404 for the fiscal year ended June 30, 2005. The net loss for the year ended June 30, 2006 consisted of general and administrative expenses in the amount of $23,989, office and miscellaneous expenses in the amount of $23,572, professional and filing fees paid to non-related third parties in the amount of $12,193 and management fees in the amount of $21,842, paid to our President.

We incurred no research and development expenses during the fiscal years ended June 30, 2006 or 2005.

Liquidity and Capital Resources

We expect our current cash in the bank of $42,496 at June 30, 2006, plus revenues we expect to continue to derive from business operations to satisfy cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Net cash provided by financing activities for the year ended June 30, 2006 was $33,000, consisting of $9300 received from the sale of shares in our initial public offering, less repayment of an outstanding loan payable in the amount of $60,000 from unrelated third parties used to implement our business plans.

There was no cash used in investing activities for the year ended June 30, 2006.

Our net loss for the year ended June 30, 2006 was $24,952.

We anticipate no material commitments for capital expenditures in the near term, other than continuing to purchase inventory for resale. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Plan of Operation

We plan to continue purchasing and selling used vehicles; however, the used car/truck sales industry is highly competitive with respect to pricing, service, quality and location and, as a result, has a high failure rate. There are numerous well-established competitors, including national, regional and local established and reputable dealerships, located in the area where we conduct business and there is no guarantee that we will be able to continue to successfully compete with the established used car/truck dealerships and generate revenues to sustain our business operations. In addition, the used car/truck sales industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. If we are not successful in locating and selling vehicles, we may be unable to generate any revenues and our business plans would fail. In any such event, we may consider other business ventures to generate revenues.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7. Financial Statements.

See our Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8. Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures since inception.

Item 8a. Accounting Controls and Procedures

Critical Accounting Policies

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with the United States generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended June 30, 2006.

PART III

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
240 12th Street                                                           Accounting Officer and Director
New Westminster, BC
Canada V3M 4H2

John Markovitch Sr. (1)                               56                     Director
240 12th Street
New Westminster, BC
Canada V3M 4H2

Kristian Kostovski                                   35                     Director
240 12th Street
New Westminster, BC
Canada V3M 4H2

(1) Vincent and John Markovitch are brothers and are sons of JohnMarkovitch, Sr.

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

To the best of our knowledge, during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer; however, we do follow an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10. Executive Compensation

The following table sets out the compensation received for the fiscal years ended June 30, 2006 and 2005 with respect to each of the individuals who were the Company's chief executive officers at any time during the last two fiscal years and the Company's most highly compensated executive officers whose total salary and bonus exceeded $100,000.

FISCAL YEAR COMPENSATION					LONG TERM COMPENSATION
					Awards		Payouts
Name and Principal	Year	Salary	Bonus	Other	Securities	Restricted Shares	LTIP Payouts	All other Compensation
Position		($)	($)	Annual Compensation(4)	Underlying Option/SARs Granted	or Restricted Share	($)	($)
						Units

Vincent Markovitch, President, Principal Executive Officer, Secretary and Director (1)	2006 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0

John Markovitch Jr, Treasurer, Principal Accounting Officer and Director	2006 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0

John Markovitch Sr., Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
Kristian Kostovski, Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

(1) We entered into a verbal Management Agreement with Vincent Markovitch, our President, and paid him a total of $21,842 in management fees for the fiscal year ended June 30, 2006 and $7,202 for the fiscal year ended June 30, 2005.

There are no employment agreements, other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

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

Name and Address                                         Amount and Nature of
of Beneficial                                                 Beneficial                 Percent of
Owner                                                     Ownership                 Class

Vincent Markovitch                                             1,000,000                      33%
4232 Burke Street
Burnaby, BC, Canada V5H 1B4
________________________________
All Officers and Directors as a Group                                   1,000,000                   33%

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

Item 12. Certain Relationships and Related Transactions

We entered into a verbal Management Agreement with Vincent Markovitch, our President, for management services and paid him a total of $21,842 and $7,202, respectively, in management fees for the fiscal years ended June 30, 2006 and 2005.

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

Exhibit No.    Description of Exhibit
* 3(i)        Articles of Incorporation
* 3(ii)        Bylaws
31.1          Sec. 302 Certification of Chief Executive Officer
31.2          Sec. 302 Certification of Principal Financial Officer
32.1          Sec. 906 Certification of Chief Executive Officer
32.2          Sec. 906 Certification of Principal Financial Officer

(b) There was one report on Form 8-K filed during the fiscal year ended June 30, 2006 to report a forward split of the issued and outstanding common stock in April 2006. The report can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-119930.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2006 were $4,093 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $2,095.

Audit Related Fees

We incurred no fees for the year ended June 30, 2006 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended June 30, 2006 were $Nil.

All Other Fees

We incurred no other fees during the year ended June 30, 2006 for products and services rendered by our principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Alpha Motorsport, Inc., Registrant

September 27, 2006    By: /s/ Vincent Markovitch, President, CEO, Secretary and Chairman of the Board

September 27, 2006    By: /s/ John Markovitch, Jr., Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

September 27, 2006    By: /s/ John Markovitch, Sr., Director

September 27, 2006    By: /s/ Kristian Kostovski, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Alpha Motorsport, Inc., Registrant

September 27, 2006    By: /s/ Vincent Markovitch, President, CEO, Secretary and Chairman of the Board

September 27, 2006    By: /s/ John Markovitch, Jr., Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

September 27, 2006    By: /s/ John Markovitch, Sr., Director

September 27, 2006    By: /s/ Kristian Kostovski, Director

ALPHA MOTORSPORT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpha Motorsport, Inc.

We have audited the accompanying consolidated balance sheets of Alpha Motorsport, Inc. as at June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficiency) for the years ended June 30, 2006, and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2006 and 2005, and the results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Vancouver, Canada

August 28, 2006                                                                                    Chartered Accountants

Tel: (604) 687-5841
Fax: (604) 687-0075
www.morgan-cas.com

MEMBER OF
jhi

P.O. Box 10007 Pacific Centre
Suite 1488 - 700 West Georgia Street
Vancouver, B.C. V7Y 1A1

ALPHA MOTORSPORT, INC.

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30
	2006	2005
		Restated (Note 1)

ASSETS
Current
Cash	$42,496	$38,108
Accounts receivable	4,498	-
Inventory	18,206	10,993
Prepaid expenses	1,472	2,833

	$66,672	$51,934

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,121	$7,503
Loan and accrued interest payable (Note 3)	2,973	62,831
	12,094	70,334

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share

Issued and outstanding:
30,000,000 common shares	30,000	5000

Additional Paid-In Capital	75,000	-

Share Subscriptions	-	7,000

Accumulated Deficit	(55,765)	(30,813)

Accumulated Other Comprehensive Income	5,343	413
	54,578	(18,400)

	$66,672	$51,934

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30
	2006	2005
		Restated (Note 3)

Sales	$302,171	$160,651

Cost Of Sales	(245,527)	(134,704)

Gross Margin	56,644	25,947

Expenses
General and administration	23,989	12,575
Management fees (Note 5)	21,842	7,202
Office and miscellaneous	23,572	20,604
Professional and filing fees	12,193	11,970
	81,596	52,351

Net Loss For The Year	$(24,952)	$(26,404)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	28,027,397	10,000,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30
	2006	2005
		Restated (Note 3)

Net Loss For The Year	$(24,952)	$(26,404)

Other Comprehensive Income
Foreign Currency Adjustment	4,930	433

Comprehensive Income	$(20,022)	$(25,971)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30
	2006	2005
		Restated (Note 1)

Cash Flows From Operating Activities
Net loss for the year	$(24,952)	$(26,404)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts receivable	(4,498)	-
Prepaid expenses and other	1,361	(2,833)
Inventories	(7,213)	(10,993)
Accounts payable and accrued liabilities	1,618	4,182
Accrued interest payable	142	2,831
	(33,542)	(33,217)

Cash Flows From Financing Activities
Issuance of common stock	93,000	-
Share subscriptions received	-	7,000
Loan payable	(60,000)	60,000
	33,000	67,000

Unrealized Non-Cash Foreign Currency Translation Adjustment	4,930	433

Increase In Cash	4,388	34,216

Cash, Beginning Of Year	38,108	3,892

Cash, End Of Year	$42,496	$38,108

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM DATE OF INCEPTION, APRIL 28, 2004, TO JUNE 30, 2006,

	COMMON STOCK					ACCUMULATED
	NUMBER		ADDITIONAL			OTHER
	OF		PAID-IN	SHARE	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	SUBSCRIPTIONS	DEFICIT	INCOME (LOSS)	TOTAL
					Restated (Note 3)	Restated (Note 3)
Balance, April 28, 2004 (Date of incorporation)	-	$-	$-	$-	$-	$-	$-

April 28, 2004 - Shares issued for cash at $0.005	1,000,000	5,000	-	-	-	-	5,000
Loss for the period	-	-	-	-	(4,409)	-	(4,409)
Foreign Currency Adjustment	-	-	-	-	-	(20)	(20)

Balance, June 30, 2004	1,000,000	5,000	-	-	(4,409)	(20)	571

Share subscriptions	-	-	-	7,000	-	-	7,000
Net loss for the year	-	-	-	-	(26,404)	-	(26,404)
Foreign Currency Adjustment	-	-	-	-	-	433	433

Balance, June 30, 2005	1,000,000	5,000	-	7,000	(30,813)	413	(18,400)

August 5, 2005 -Shares issued for cash at $0.05	2,000,000	2,000	98,000	(7,000)	-	-	93,000
April 11, 2006 Stock Split Adjustment	27,000,000	23,000	(23,000)	-	-	-	-
Net loss for the year	-	-	-	-	(24,952)	-	(24,952)
Foreign Currency Adjustment	-	-	-	-	-	4,930	4,930

Balance, June 30, 2006	30,000,000	$30,000	$75,000	$-	$(55,765)	5,343	$54,578

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS AND RESTATEMENTS

Alpha Motorsport, Inc. (the “Company”) was incorporated in the State of Nevada on April 28, 2004, and was in the development stage through September 30, 2004. The year ended June 30, 2005 was the first fiscal year during which it is considered an operating company.

The Company operates a pre-owned vehicle automotive dealership and an auto detailing facility in British Columbia, Canada.

On April 11, 2006, the Board of Directors authorized a 10 for 1 stock split of the Company’s common stock.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Alpha Motorsport, Inc. All inter-company transactions have been eliminated in consolidation.

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

ALPHA MOTORSPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

c) Inventories

Inventories of pre-owned vehicles are stated at the lower of cost or net realizable value determined on a specific item basis.

d) Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, and probable collectibility.

e) Impairment of Long-Lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

f) Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”.

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

ALPHA MOTORSPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128 - “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

h) Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

i) Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable, and loan payable, approximate their fair value due to the short term nature of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

j) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

ALPHA MOTORSPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005
(Stated in U.S. Dollars)

3. PRIOR YEAR RESTATEMENT

The unrealized foreign currency translation consolidation adjustments on conversion of the Company’s functional foreign currency to it’s reporting currency have been restated to reflect the amounts in The unrealized foreign currency translation consolidation adjustments on conversion of the Company’s functional foreign currency to it’s reporting currency have been restated to reflect the amounts in accumulated other comprehensive income (loss).

4. LOAN PAYABLE

Loan payable is unsecured, bears interest at 6% per annum and consists of $40,000 of principal due on August 23, 2005, $20,000 of principal due on November 1, 2005. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum. The principal balance of $60,000 was repaid in full in August 2005.

The loan payable balance includes $2,831 of accrued interest payable and an accrued $142 late payment charge.

5. SHARE CAPITAL

On April 28, 2004, the Company issued 1,000,000 (10,000,000 after the stock split) shares of its common stock at $0.005 per share for cash to its founder.

On August 5, 2005 the Company issued 2,000,000 (20,000,000 after the stock split) shares of its common stock at $0.05 per share.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management services to the Company. During the year ended June 30, 2006, the Company incurred $21,842 (2005 - $7,202) for management services, which were charged to operations.

ALPHA MOTORSPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005
(Stated in U.S. Dollars)

7. INCOME TAXES

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rates to the loss as a result of the following:

	2006	2005
Statutory rates	35%	35%

Recovery of income taxes at statutory rates	$7,000	$9,000
Tax benefit not recognized on current year’s losses	(7,000)	(9,000)
	$-	$-

The following table summarizes the significant components of the Company’s deferred tax assets:

	2006	2005

Statutory tax rates	35%	35%

Deferred tax assets
Non-capital losses carried forward	$17,600	$10,600
Less: Valuation allowance	(17,600)	(10,600)

	$-	$-

The Company has provided an allowance of 100% against all available income tax losses carried forward as it is more likely than not that the deferred tax assets will not be realized as at June 30, 2006 and 2005.

At June 30, 2006, the Company has net operating losses carried forward, which expire commencing in 2024, totaling approximately $50,000.