Form 10QSB
period 2006-09-30
ALPHA MOTORSPORT, INC.
filed 2006-11-15
CIK 1305748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

[   ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __ to __

Commission File Number 333-119930

ALPHA MOTORSPORT, INC.
(Exact name of registrant as specified in its charter)

                                                                                          Nevada                                                                                                                    20-1063591
                                         (State or other jurisdiction of incorporation or organization)                                                    (I.R.S. Employer Identification No.)

240 12th Street
 New Westminster, BC Canada   V3M 4H2
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (604) 525-3380

None
(Former Name, Address and Fiscal Year, if Changed Since Last Report)

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

At September 30, 2006, there were 30,000,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Item 1A. Risk Factors........................................................................................15

Item 6. Exhibits................................................................................................... 15

Signatures........................................................................................................... 15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

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

ALPHA MOTORSPORT, INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

ALPHA MOTORSPORT, INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30 JUNE 30
	2006	2006

ASSETS

Current
Cash	$28,783	$42,496
Accounts receivable	-	4,498
Inventory	30,844	18,206
Prepaid expenses	13,839	1,472

	$73,466	$66,672

LIABILITIES

Current
Accounts payable and accrued liabilities	$17,577	$12,094

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share

Issued and outstanding:
30,000,000 common shares	30,000	30,000

Additional Paid-In Capital	75,000	75,000

Share Subscriptions	-	-

Accumulated Deficit	(53,975)	(55,765)

Accumulated Other Comprehensive Income	4,864	5,343
	55,889	54,578

	$73,466	$66,672

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30
	2006	2005

Sales	$91,662	$71,377

Cost Of Sales	(65,780)	(55,897)

Gross Margin	25,882	15,480

Expenses
General and administration	3,539	11,398
Management fees	7,224	4,994
Office and miscellaneous	5,314	3,947
Professional and filing fees	8,015	3,500
	24,092	23,839

Net Income (Loss) For The Period	$1,790	$(8,359)

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares Outstanding	30,000,000	2,217,391

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30
	2006	2005

Net Income (Loss) For The Period	$1,790	$(8,359)

Other Comprehensive Income
Foreign Currency Adjustment	(479)	-

Comprehensive Income (Loss)	$1,311	$(8,359)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30
	2006	2005

Cash Flows From Operating Activities
Net income (loss) for the period	$1,790	$(8,359)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts receivable	4,498	-
Prepaid expenses	(12,367)	(1,647)
Inventory	(12,638)	(5,715)
Accounts payable and accrued liabilities	5,483	6,780
	(13,234)	(8,941)

Cash Flows From Financing Activities
Issuance of common stock	-	93,000
Loan payable	-	(60,000)
	-	33,000

Unrealized Non-Cash Foreign Currency Translation Adjustment	(479)	-

Increase (Decrease) In Cash	(13,713)	24,059

Cash, Beginning Of Period	42,496	38,108

Cash, End Of Period	$28,783	$62,167

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM DATE OF INCEPTION, APRIL 28, 2004, TO SEPTEMBER 30, 2006,
AND FOR THE PERIOD ENDED SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK					ACCUMULATED
	NUMBER		ADDITIONAL			OTHER
	OF		PAID-IN	SHARE	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	SUBSCRIPTIONS	DEFICIT	INCOME (LOSS)	TOTAL

Balance, April 28, 2004 (Date of incorporation)	-	$-	$-	$-	$-	$-	$-

April 28, 2004 - Shares issued for cash at $0.005	1,000,000	5,000	-	-	-	-	5,000
Loss for the period	-	-	-	-	(4,409)	-	(4,409)
Foreign Currency Adjustment	-	-	-	-	-	(20)	(20)

Balance, June 30, 2004	1,000,000	5,000	-	-	(4,409)	(20)	571

Share subscriptions	-	-	-	7,000	-	-	7,000
Net loss for the year	-	-	-	-	(26,404)	-	(26,404)
Foreign Currency Adjustment	-	-	-	-	-	433	433

Balance, June 30, 2005	1,000,000	5,000	-	7,000	(30,813)	413	(18,400)

August 5, 2005 -Shares issued for cash at $0.05	2,000,000	2,000	98,000	(7,000)	-	-	93,000
April 11, 2006 Stock Split Adjustment	27,000,000	23,000	(23,000)	-	-	-	-
Net loss for the year	-	-	-	-	(24,952)	-	(24,952)
Foreign Currency Adjustment	-	-	-	-	-	4,930	4,930

Balance, June 30, 2006	30,000,000	30,000	75,000	-	(55,765)	5,343	54,578
Net income for the period	-	-	-	-	1,790	-	1,790
Foreign Currency Adjustment	-	-	-	-	-	(479)	(479)
Balance, September 30, 2006	30,000,000	$30,000	$75,000	$-	$(53,975)	4,864	$55,889

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA MOTORSPORT, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by Alpha Motorsport, Inc. (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended June 30, 2006.

The results of operations for the three months ended September 30, 2006 are not indicative of the results that may be expected for the full year.

2.	NATURE OF OPERATIONS

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

ALPHA MOTORSPORT, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

c) Inventory

Inventory of pre-owned vehicles are stated at the lower of cost or net realizable value determined on a specific item basis.

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

ALPHA MOTORSPORT, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ALPHA MOTORSPORT, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The President of the Company provides management services to the Company. During the three months ended September 30, 2006, the Company incurred $7,224 (2005 - $4,994) for management services, which were charged to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form 10-KSB for the fiscal year ended June 30, 2006, which can be found in its entirety on the SEC website at www.sec.gov.

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

Three months ended September 30, 2006 compared to the three months ended September 30, 2005:

Results of Operations

Gross revenues for the three months ended September 30, 2006 were $91,662, less cost of sales in the amount of $65,780, for a gross margin of $25,882, as compared to gross revenues of $71,377 for the three months ended September 30, 2005, less cost of sales in the amount of $55,897, for a gross margin of $15,480.

We incurred operating expenses of $24,092 for the three months ended September 30, 2006, as compared to $23,839 for the three months ended September 30, 2006. These expenses consisted of general and administrative expenses, management fees, office and miscellaneous and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

We had a net income of $1,790, less foreign currency adjustment of $479, for a net comprehensive income of $1,311 for the three months ended September 30, 2006, or Nil per share, as compared to a net loss of $8,359, or $.01 per share, for the three months ended September 30, 2005.

We had no cash provided by financing or investing activities for the three months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006, we had $28,783 in cash in the bank; inventory of $30,844; and prepaid expenses in the amount of $13,839, for total assets of $73,466.

Our accounts payable and accrued liabilities at September 30, 2006 were $17,577, as compared to $12,094 for the three months ended September 30, 2005. These accounts payable and liabilities result from the general administration of our business.

Our stockholders' equity for the three months ended September 30, 2006 was $55,889, as compared to $54,578 for the three months ended September 30, 2005.

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

Critical Accounting Policies

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

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

However, our auditors did not test the effectiveness of nor relied on our internal controls for the three months ended September 30, 2006.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Form 10-KSB Annual Report, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 333-119930 or CIK Number 0001305748, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on October 25, 2004, under SEC File Number 333-119930 or CIK Number 0001305748:

Exhibit No. Description

* 3(i)  Articles of Incorporation
* 3(ii)  Bylaws
31.1  Sec. 302 Certification of CEO
31.2  Sec. 302 Certification of CFO
32.1  Sec. 906 Certification of CEO
32.2  Sec. 906 Certification of CFO

B) There were no reports on Form 8-K filed during the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

Alpha Motorsport, Inc., Registrant

November 13, 2006                /s/ Vincent Markovitch
                     By: Vincent Markovitch, President, CEO, Secretary and Chairman of the Board

November 13, 2006                   /s/ John Markovitch, Jr.
                     By: John Markovitch, Jr., Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

November 13, 2006                       /s/ John Markovitch, Sr.
                     By: John Markovitch, Sr., Director