Form 10QSB
period 2006-12-31
HEALTHCARE PROVIDERS DIRECT INC.
filed 2007-02-21
CIK 1305748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-119930

Healthcare Providers Direct, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1063591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3371 Route One, Suite 200, Lawrenceville, New Jersey 08648
(Address of principal executive offices)

(604) 218-3177
(Issuer’s telephone number)

Alpha Motorsport, Inc. 240 12th Street, Suite 900 New Westminster, British Columbia V3M 4H2
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [    ]     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

44,864,038 common shares issued and outstanding as of February 19, 2007

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

CW1076202.5

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CW1076202.5	2

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

CW1076202.5	3

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	DECEMBER 31,	JUNE 30,
	2006	2006
ASSETS
Current
Cash	$142,126	$42,496
Accounts receivable	-	4,498
Inventories	22,998	18,206
Prepaid expenses and other	3,531	1,472
	$168,655	$66,672
LIABILITIES
Current
Accounts payable and accrued liabilities	$23,709	$12,094
Loan payable (Note 3)	99,965	-
	$123,674	$12,094
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Share Capital
Authorized:
750,000,000 common voting shares, par value $0.001 per share
Issued and outstanding:
30,000,000 common shares	30,000	30,000
Additional paid-in capital	75,000	75,000

Accumulated Deficit	(64,703)	(55,765)
Accumulated Other Comprehensive Income	4,684	5,343
	44,981	54,578
	$168,655	$66,672

The accompanying notes are an integral part of the consolidated financial statements.

CW1076202.5	4

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005

Sales	$80,726	$47,902	$172,388	$119,279
Cost Of Sales	(55,975)	(40,733)	(121,755)	(96,630)
Gross Margin	24,751	7,169	50,633	22,649

Expenses
General and administration	4,255	4,741	7,794	16,139
Management fees (Note 5)	7,108	5,113	14,332	10,107
Office and miscellaneous	8,100	3,343	13,414	7,290
Professional fees	16,016	3,552	24,031	7,052
	35,479	16,749	59,571	40,588
Net Loss For The Period	$(10,728)	(9,580)	$(8,938)	(17,939)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number Of Shares Outstanding	30,000,000	2,217,391	30,000,000	2,217,391

CW1076202.5	5

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in U.S. Dollars)

The accompanying notes are an integral part of the consolidated financial statements

CW1076202.5	6

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005

Net Income (Loss) For The Period	$(10,728)	$(9,580)	$(8,938)	$(17,939)

Other Comprehensive Income
Foreign Currency Adjustment	(180)	-	(659)	-

Comprehensive Income (Loss)	(10,908)	(9,580)	(9,597)	(17,939)

The accompanying notes are an integral part of the consolidated financial statements.

CW1076202.5	7

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	SIX MONTHS ENDED DECEMBER 31,
	2006	2005
Cash Flows From Operating Activities
Net loss for the period	$(8,938)	$(17,939)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts receivable	4,498	(1,076)
Inventories	(4,792)	(14,481)
Prepaid expenses and other	(2,059)	(404)
Accounts payable and accrued liabilities	11,615	2,160
	324	(31,740)
Cash Flows From Financing Activities
Issuance of common stock	-	100,000
Share subscriptions received	-	(7,000)
Loan payable	99,965	(60,000)
	99,965	33,000
Unrealized Non-Cash Foreign Currency Translation Adjustment	(659)
Increase In Cash	99,630	1,260
Cash, Beginning Of Period	42,496	38,108
Cash, End Of Period	$142,126	$39,368
Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements.

CW1076202.5	8

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

PERIOD FROM DATE OF INCEPTION, APRIL 28, 2004, TO DECEMBER 31, 2006,

(Unaudited)

(Stated in U.S. Dollars)

	COMMON STOCK					ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
					Restated (Note 3)	Restated (Note 3)
Balance, April 28, 2004 (Date of incorporation)	-	$-	$-	$-	$-	$-	$-

April 28, 2004 – Shares issued for cash at $0.005	1,000,000	5,000	-	-	-	-	5,000
Loss for the period	-	-	-	-	(4,409)	-	(4,409)
Foreign Currency Adjustment	-	-	-	-	-	(20)	(20)

Balance, June 30, 2004	1,000,000	5,000	-	-	(4,409)	(20)	571

Share subscriptions	-	-	-	7,000	-	-	7,000
Net loss for the year	-	-	-	-	(26,404)	-	(26,404)
Foreign Currency Adjustment	-	-	-	-	-	433	433

Balance, June 30, 2005	1,000,000	5,000	-	7,000	(30,813)	413	(18,400)

August 5, 2005 -Shares issued for cash at $0.05	2,000,000	2,000	98,000	(7,000)	-	-	93,000
April 11, 2006 Stock Split Adjustment	27,000,000	23,000	(23,000)	-	-	-	-
Net loss for the year	-	-	-	-	(24,952)	-	(24,952)
Foreign Currency Adjustment	-	-	-	-	-	4,930	4,930

Balance, June 30, 2006	30,000,000	30,000	75,000	-	(55,765)	5,343	54,578
Net loss for the period	-	-	-	-	(8,938)	-	(8,938)
Foreign Currency Adjustment	-	-	-	-	-	(659)	(659)
Balance, December 31, 2006	30,000,000	$30,000	$75,000	$-	$(64,703)	4,684	$44,981

The accompanying notes are an integral part of the consolidated financial statements.

CW1076202.5	9

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Healthcare Providers Direct, Inc. (formerly Alpha Motorsport, Inc.) (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal period ended June 30, 2006.

The results of operations for the six months ended December 31, 2006 are not indicative of the results that may be expected for the full year.

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

CW1076202.5	10

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
e)	Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 – “Foreign Currency Translation”.

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

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

3.	LOAN PAYABLE

The Company received a portion of a bridge loan relating to a reverse merger acquisition with Healthcare Providers Direct, Inc., as outlined in a preliminary term sheet dated December 5, 2005. See Note 6. The bridge loan bears interest at 10% per annum and will be secured by a first lien on all of the assets of that company. The loan will mature and be repaid upon the sooner of (i) closing of the reverse acquisition or (ii) January 20, 2007.

4.	SHARE CAPITAL

a)     On April 11, 2006, the Board of Directors authorized a 10 for 1 stock split of the Company’s common stock.

b)     On April 28, 2004, the Company issued 1,000,000 (10,000,000 after the stock split) shares of its common stock at $0.005 per share for cash to its founder.

c)     On August 5, 2005 the Company issued 2,000,000 (20,000,000 after the stock split) shares of its common stock at $0.05 per share.

5.	RELATED PARTY TRANSACTIONS

The President of the Company provides management services to the Company. During the six months ended December 31, 2006, the Company incurred $14,332 (2005 - $10,107) for management services, which were charged to operations.

CW1076202.5	11

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

6.	REVERSE MERGER ACQUISITION AND BRIDGE LOAN – See Note 7

On December 5, 2006, the Company entered into a preliminary term sheet, with respect to a stock merger and bridge loan to Healthcare Providers Direct, Inc. (“HPD”), an unrelated third party. This will effect a reverse merger into and with the Company by way of a share exchange. At closing, assuming all terms of the agreement have been satisfied, the Company will cease its existing operations and will be free of all material liabilities.

a)	Closing

As soon as practicable, HPD and the Company will complete the reverse merger, subject to conditions, as outlined below.

b)	Share Issuance

The pre-merger shareholders of the Company at closing will own 23.7% - 44.9% of the fully diluted common shares outstanding post-merger. Ownership will be based on HPD’s cash balance at closing.

At closing, HPD will be required to have raised in an offering of its shares of Series B Preferred Stock (the “Series B Offering”), a maximum of no more than $1,400,000. (In the event that HPD raises less than $1,400,000 in its Series B Offering, the share percentage will be calculated proportionally as set forth below). It is contemplated that the Company will cancel its restricted shares outstanding and issue or reserve for issuance at closing, to existing shareholders of HPD in an amount equal to 55.1% - 76.3% of the outstanding shares of the Company, after giving effect to the closing.

Additional Series B Offering		Company’s %
	$ -	44.9%
	100,000	43.5%
	200,000	42.0%
	300,000	40.5%
	400,000	39.1%
	500,000	37.6%
	600,000	36.2%
	700,000	34.7%
	800,000	33.2%
	900,000	31.6%
	1,000,000	30.0%
	1,100,000	28.5%
	1,200,000	26.9%
	1,300,000	25.3%
Maximum	1,400,000	23.7%

CW1076202.5	12

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

6.	REVERSE MERGER ACQUISITION AND BRIDGE LOAN – See Note 7 (Continued)
c)	Liquidity Requirements of the Company

Pursuant to the terms of the agreement, the Company must have $500,000 in cash at closing except that the balance outstanding under the bridge loan may be included in the determination of the Company’s liquidity, at the sole discretion of the Company. The Company will sell all of the outstanding stock of its British Columbia operating subsidiary, Alpha Motorsport Inc., which proceeds will also be included in the determination of the Company’s liquidity. Existing shareholders of the Company will invest the capital necessary to meet the cash requirement in a private placement (the “private placement”). Any shares issued pursuant to this private placement will be registered pursuant to the Registration Rights caption below.

d) Bridge Loan

The bridge loan to HPD will be in an amount of $100,000 for general corporate purposes, subject to approval by the Company, which approval will not be unreasonably withheld. The bridge loan will bear interest at 10% and will be secured by a first lien on all of the assets of HPD. The bridge loan will mature and be repaid upon the sooner of (i) closing or (ii) January 20, 2007.

e) Investa Warrants

At closing, HPD will issue warrants to Investa Capital Partners Inc. (“Investa”) such that (a) Investa may purchase up to an additional $1.0 million of common stock of the Company or (b) the Company may require Investa to purchase up to an additional $1.0 million of common stock of the Company. The warrants will be exercisable at the exercise price by Investa in whole or in part for a period of 365 days after closing. The exercise price will be calculated such that the pre-money equity value (enterprise value less total debt) will equal $7.5 million for the first $500,000 of warrants exercised (“Strike A”) and $10.0 million for the second $500,000 of warrants exercised (“Strike B”). Assuming HPD has the maximum cash balance at closing, (i) the Tranche A exercise price will be equal to $1.36 per share and such warrants will be exercisable for 367,647 shares of common stock, and (ii) the Tranche B exercise price will be equal to $1.81 per share and such warrants will be exercisable for 276,243 shares of common stock.

f) Forced Exercise by the Company

In the event the warrant holder has not exercised the warrants and until such time that HPD has raised an aggregate of $2.5 million in one or more private investment in public equity (“PIPE”) financings, HPD may force conversion of the Investa Warrants subject to the terms below. HPD may force the exercise of up to $500,000 of Investa Warrants at Strike A no earlier than 90 days post-closing (“Tranche A”). HPD may force the exercise of up to an additional $500,000 of Investa Warrants at Strike B no earlier than (a) 90 days from the exercise of Tranche A and (b) an effective registration statement covering all the shares subject to issuance pursuant to the Investa Warrant. The Investa Warrants will terminate on the one year anniversary of closing of the reverse merger.

g) Registration Rights

HPD agrees that the holders of the shares of common stock issued in the private placement or issuable on exercise of the warrants to be granted to Investa will have demand and piggy-back registration rights, which will be exercisable in the event HPD completes a PIPE transaction and registers such shares (a “Registration Statement”). In the event that HPD fails to complete a PIPE transaction within eight months following the closing, HPD will undertake to file a Registration Statement for such shares, along with the shares issued to holders of HPD’s Series A Preferred Stock and Series B Preferred Stock pursuant to the reverse merger, within 120 days from such date following the closing (the “Demand Date”).

CW1076202.5	13

HEALTHCARE PROVIDERS DIRECT, INC.

(formerly Alpha Motorsport, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

6.               REVERSE MERGER ACQUISITION AND BRIDGE LOAN – See Note 7 (Continued)

h) Expenses and Legal Fees

HPD will reimburse the Company for legal fees incurred in the transaction, to a maximum of $50,000, except if conditions imposed on the Company are not met, or if the partners are not able to complete satisfactory due diligence.

7.	SUBSEQUENT EVENTS – See Note 6
a)	Reverse Merger, Name Change and Reverse Stock Split

On January 24, 2007, the Company formed a wholly-owned subsidiary, Healthcare Providers Direct, Inc., a Nevada corporation and on January 24, 2007, completed a short-form merger pursuant to the Nevada Revised Statutes, and effectively changed its name to “Healthcare Providers Direct, Inc.”, a Nevada corporation. In addition, effective January 24, 2007, the Company effected a one (1) for two (2) reverse stock split of the Company’s authorized and issued and outstanding common stock. As a result, the authorized capital has decreased from 750,000,000 shares of common stock with a par value of $0.001 to 375,000,000 shares of common stock with a par value of $0.001. The Company’s issued and outstanding share capital has now decreased from 30,000,000 shares of common stock to 15,000,000 shares of common stock.

b)	The Share Exchange Agreement

Effective February 7, 2007, the Company entered into a definitive Share Exchange Agreement with Healthcare Providers Direct, Inc., a Delaware corporation (“HPD”) and the shareholders of HPD pursuant to which HPD became a wholly-owned subsidiary of the Company (the “Merger”). The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of HPD consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of the Company’s common stock, par value $.001 per share (the “Share Exchange”).

Prior to the closing of the Share Exchange, the Company had 30,000,000 shares of common stock issued and outstanding and subsequent to the Share Exchange it had 44,864,038 shares of common stock issued and outstanding. The share exchange will be accounted for as a reverse merger for accounting purposes. Upon the closing of the Merger on February 7, 2007, HPD become a wholly-owned subsidiary of the Company.

c)	Sale of Operating Subsidiary

In a related transaction, on February 7, 2007, pursuant to a Share Purchase Agreement, the Company sold all of the outstanding stock of its British Columnbia operating subsidiary, Alpha Motorsport, Inc., to its former president for $100,000.

CW1076202.5	14

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Healthcare Providers Direct, Inc. and our wholly-owned subsidiary. The term “HPD” specifically refers to our wholly-owned subsidiary, Healthcare Providers Direct, Inc., a Delaware corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate History

We were originally incorporated in Nevada on April 28, 2004 as Alpha Motorsport, Inc.(“Alpha”), a development stage company that attempted to engage in the business of automobile sales. On January 24, 2007, we formed a wholly-owned subsidiary, Healthcare Providers Direct, Inc., a Nevada corporation and completed a short-form merger pursuant to the Nevada Revised Statutes, and effectively changed our name to “Healthcare Providers Direct, Inc.”, a Nevada corporation.

Effective February 7, 2007, we entered into a definitive share exchange agreement with Healthcare Providers Direct, Inc., a Delaware corporation (“HPD”) and the shareholders of HPD pursuant to which HPD became our wholly-owned subsidiary. The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of HPD consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of our common stock, par value $.001 per share. Prior to the closing of the share exchange agreement, we had 30,000,000 shares of common stock issued and outstanding and subsequent to the closing of the share exchange agreement we had 44,864,038 shares of common stock issued and outstanding. The acquisition of HPD was deemed to be a reverse acquisition for accounting purposes and HPD, the acquired entity, was regarded as the predecessor entity as of February 7, 2007.

Following our incorporation, we commenced business as a development stage automobile sales company. We were not successful in implementing our business plan as an automobile sales company. As management of our company investigated opportunities and challenges in the business of being an automobile sales company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

CW1076202.5	15

Business Subsequent to the Acquisition of HPD

As of the closing date of the share exchange agreement on February 7, 2007, we commenced the business of selling and distributing diagnostic tests directly to physician offices and other healthcare providers.

Since our wholly-owned subsidiary’s commencement, it has developed the capability to cost-effectively reach physicians through verbal, facsimile and email communications and face-to-face meetings, and has secured physician customers and received repeat orders from them that have included multiple test purchases. HPD believes that it is now positioned to capitalize on such capabilities and customers developed over the past 20 months and accelerate growth through a greater number of communications to doctors, and by adding to our product portfolio new, innovative, easy to use, and sometimes one-of-a-kind diagnostic tests previously only performed in outside laboratories.

Financial Overview

Our wholly owned subsidiary, HPD was formed as a Delaware corporation incorporated on October 28, 2004 for the purpose of selling and distributing diagnostic tests directly to physician offices and other healthcare providers. After the share exchange, we succeeded to the line of business of HPD, which will be continued as our sole line of business.

Current trends and outlook

With the launch of six additional diagnostic tests during 2006 our current product portfolio totals 14 products. We have increased the number of communications to our contact lists of Primary Care Physicians (Family Practitioners, General Practitioners, Internal Medicine, Obstetricians/Gynecologists, and Pediatricians). This has accelerated the build up of our active Physician customer base. Also, we continue to communicate with our customers on a weekly basis regarding product specific and general practice opportunities we discover. These communications aid us in receiving timely re-orders and the purchase of additional tests by our Physician customers.

In 2007, we began clinical studies on two doctor office tests that will allow physicians the ability to receive a diagnosis while the patient is still the doctor’s office. These tests report on two medical conditions that generate some of the largest number of primary care physician visits. By the fourth quarter 2007, we hope to have received FDA approval for these tests and be in a position to provide them to our physician network. We also expect to begin the FDA approval process on a third point of care test before the end of 2007.

We began the process of identifying heavy user groups of individual rapid diagnostics and are now communicating the benefits and availability of our products to those organizations. We will add two National Sales Directors to optimize the development of these high user customers.

In 2007 and beyond, it is our intention to expand upon the formula that proved itself in 2005 and 2006. By communicating the availability of our product portfolio, we cost effectively open new customers on a continual basis, provide high quality service and timely shipping, enjoy a high re-order rate and the expansion by our customers of the number of rapid diagnostics they purchase from us. The objective is to build an ever growing network of physician office customers, increase the number of diagnostics each physician office purchases, expand the portfolio of novel diagnostics that can be performed in primary care physician offices, and develop relationships with high user groups; the sum of which should deliver increased revenue and gross profit contribution utilizing proven, cost effective communication and marketing methods while maintaining strict expense controls.

Revenue Sources

We currently derive revenues from the sale and distribution of diagnostic tests directly to physicians and other healthcare providers in the United States.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and

CW1076202.5	16

uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustments.

Allowance for Doubtful Accounts

The Company extends credit to its customers, based upon credit evaluations, in the normal course of business, primarily 30-60 day terms. Bad debt expense is provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are written off when they are deemed uncollectible. The Company does not require collateral from its customers.

Impairment of Long Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. To date, no impairment losses have been recognized.

Valuation allowance for Income Taxes

We account for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the Company’s inability to generate profits to utilize NOL’s. The net increase in the valuation allowance is primarily related to increases in federal and state NOL carryovers.

Explanatory Note

The acquisition of HPD was deemed to be a reverse acquisition for accounting purposes and HPD, the acquired entity, was regarded as the predecessor entity as of February 7, 2007. The financial statements and results of operations contained in this quarterly report on Form 10-QSB reflect financial information relating to our business prior to the acquisition of HPD.

Results of Operations

Revenues for the three and six months ended December 31, 2006 were $80,726 and $172,388, respectively, less cost of goods sold in the amount of $55,975 and $121,755, respectively, for a gross margin of $24,751 and $50,633, respectively, as compared to $47,902 and $119,279 in revenues for the three and six months ended December 31, 2005, respectively, less cost of goods sold of $40,733 and $96,630, respectively, for a gross margin of $7,169 and $22,649 for the three and six months ended December 31, 2005. We incurred operating expenses of $35,479 for the three months ended December 31, 2006 and $59,571 for the six months ended December 31, 2006, as compared to operating costs of $16,749 for the three months ended December 31, 2005 and operating costs of $40,588 for the six months ended December 31, 2005. These expenses consisted of general and administration expenses, management fees, office and miscellaneous, and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and six months ended December 31, 2006 was $10,728 and $8,938, respectively, or $.01 per share, as compared to a net loss of $9,580 and $17,939, respectively, or $.01 per share, for the three and six months ended December 31, 2005.

Net cash provided by financing activities for the six months ended December 31, 2006 was $99,965, as compared to $33,000 for the six months ended December 31, 2005.

CW1076202.5	17

There was no net cash provided by investing activities during the six months ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2006, we had $142,126 in cash in the bank, inventory of $22,998 and prepaid expenses in the amount of $3,531, for total assets of $168,655.

We had accounts payable and accrued liabilities in the amount of $23,709 and loans payable in the amount of $99,965, for total liabilities of $123,674 at December 31, 2006.

Our stockholders' equity for the period ended December 31, 2006 was $44,981.

Off-Balance Sheet Arrangements

As at December 31, 2006, our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have a limited operating history.

We are an early stage company, subject to all the risks and uncertainties inherent in a new business and the development, distribution and sale of new products and have generated limited revenue to date. As a result, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, continuing product and technology development, assessing and commencing our marketing activities, implementing financial systems and controls and personnel recruitment.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of the establishment of a new business, particularly companies in new and rapidly evolving markets, including the diagnostic testing market. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to:

•	successfully implement or execute our current business plan, or that our business plan is sound;
•	maintain our current business plan;
•	maintain our anticipated management and advisory team;

CW1076202.5	18

•	raise sufficient funds in the capital markets;
•	develop relationships with collaborators, including marketing and development partners, that may be necessary to exploit the products we intend to market and develop; or
•	respond effectively to competitive pressures without the resources of a large company.
•	If we cannot successfully execute any one of the foregoing, our business may not succeed.

Lack of Definitive Contracts.

Although we have secured rights to most of the products described above and/or other similar products, we have not yet entered into binding contracts for all of such products.  In addition, even if we are able to secure the right to sell and distribute such products there is no guaranty that our rights will be exclusive.

Some of our product candidates have yet to be approved by the FDA. The progress and results of any future pre-clinical testing or future clinical trials are uncertain, and the failure of our product candidates to receive regulatory approvals will have a material adverse effect on our business, operating results and financial condition.

In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA. The FDA has full discretion over this approval process. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory approvals.

In order to receive FDA approval to market a product candidate or to distribute our products, we must demonstrate through clinical trials that the product candidate is safe and effective for diagnosis of a specific condition.

We might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever.

Even if regulatory authorities approve our product candidates, they may not be commercially successful. Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. Patient acceptance of and demand for any product candidates for which we obtain regulatory approval or license, will depend largely on many factors, including but not limited to, the extent, if any, of reimbursement of testing costs by government agencies and other third-party payors, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and develop and commercialize our products.

We believe that our existing cash and cash equivalents should be sufficient to meet our operating and capital requirements for approximately 12 months from February, 2007, although changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the results of clinical testing;
•	changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, clinical studies or commercialization;
•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;
•	the costs of investigating patents that might block us from developing potential product candidates;

CW1076202.5	19

•	the costs of recruiting and retaining qualified personnel; and
•	the time and costs involved in obtaining regulatory approvals.

We may need to raise additional capital.

We may require additional capital in the future, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. If we raise additional funds by issuing debt securities, the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our candidate products, or to enter into license agreements on terms that are not favorable to us.

We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

We are highly dependent on our executive officers and other key management and technical personnel. If we fail to retain our Chief Executive Officer, Norman Proulx, or any other key management and technical personnel, this could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel, among others, to produce our product candidates and, if our product candidates are produced, to market our products and to continue to produce enhanced releases of our products. Within a reasonable time after the consummation of the Share Exchange and Merger, we anticipate entering into an employment agreement with Norman Proulx, but none of our other employees.

Our success also depends on our ability to attract, retain and motivate personnel required for the development, maintenance and expansion of our activities. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operation.

We may suffer losses from product liability claims if our product candidates cause harm to patients.

Any of our product candidates could cause adverse events, such as failure to render accurate test results. These failures may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these failures occur, they may render our product candidates ineffective and our sales would suffer.

In addition, potential adverse events caused by our product candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. We will endeavor to maintain sufficient product liability insurance. If we are unable to retain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities and, as a result, our business may not succeed.

We may rely on third parties to implement our manufacturing and supply strategies.

CW1076202.5	20

If our current and future manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future clinical trials and/or commercialize our product candidates in a timely manner, if at all. Completion of any potential future clinical trials and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We intend to continue to rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any clinical testing we undertake in the future. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

If we make technology or product acquisitions, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

We may acquire and/or license additional product candidates and/or technologies. Any product candidate or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA. All product candidates are prone to risks of failure inherent in diagnostic product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired product candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

Furthermore, proposing, negotiating and implementing an economically viable acquisition or license can be a lengthy, costly and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and/or technologies. We may not be able to acquire the rights to alternative product candidates and/or technologies on terms that we find acceptable, or at all. Our failure to acquire or license alternative product candidates and/or technologies could have a material adverse effect on our business, prospects and financial condition.

We may not be able to successfully grow and expand our business.

We may not be able to successfully expand. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our intellectual property, licensing agreements, product candidates and business. Legal standards relating to the validity and scope of claims are still evolving. Therefore, the degree of future protection for our proprietary rights in our products is also uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•

while the patents we license have been issued, the pending patent applications filed by the manufacturers or suppliers of our products may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;
•	we may be subject to opposition proceedings in foreign countries;

CW1076202.5	21

•	any patents that are issued may not provide meaningful protection;
•	other companies may challenge patents licensed or issued to us or our suppliers;
•	other companies may independently develop similar or alternative technologies, or duplicate our technologies;
•	other companies may design around technologies we have licensed; and
•	enforcement of patents is complex, uncertain and expensive.

We cannot be certain that patents will be issued as a result of any pending applications, and we cannot be certain that any issued patents, whether issued pursuant to our pending applications or license, will give us adequate protection from competing products. For example, issued patents, including the patents licensed from others, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Patent law outside the United States is even more uncertain than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of the foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

RISKS RELATED TO OUR INDUSTRY

We are subject to government regulations, and we may experience delays in obtaining required regulatory approvals in the United States to market our proposed product candidates.

Various aspects of our operations are or may become subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming, expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results. If we experience significant delays in testing or approvals, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has demonstrated, through clinical trials, to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approval is withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

CW1076202.5	22

We face significant competition and continuous technological change.

If our competitors develop and commercialize products faster than we do, or develop and commercialize products that are superior to our product candidates, our commercial opportunities will be reduced or eliminated. The extent to which any of our product candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the diagnostic industry is intense and has been accentuated by the rapid pace of technology development.

Our competitors may succeed in developing and commercializing products earlier and obtaining regulatory approvals from the FDA more rapidly than we do. Our competitors may also develop products or technologies that are superior to those we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

RISKS RELATED TO OUR COMMON STOCK

There is not now, and there may not ever be, an active market for our shares of common stock.

Although our common stock may be quoted on the OTC Bulletin Board, trading may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that following the share exchange and merger, a more active market for our common stock will develop. If a public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our common stock that they own and may lose all of their investment.

As we have become public by means of a share exchange and reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with HPD's becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us. No assurance can be given that brokerage firms will, in the future, assign analysts to cover us or want to conduct any secondary offerings on our behalf.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Should a market develop and our stockholders sell substantial amounts of our common stock in the public market, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

There may be issuances of shares of preferred stock in the future.

Although immediately after the Share Exchange and Merger we will not have preferred shares outstanding, our Board of Directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

Additional stock offerings may dilute current stockholders.

Given our plans and our expectation that we may need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of our current stockholders.

Our common stock will be considered a “penny stock.”

CW1076202.5	23

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Following the Share Exchange and Merger, the market price of our common stock is likely to be less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect our shareholders’ ability to sell shares. In addition, if our common stock is quoted on the OTC Bulletin Board as anticipated, our shareholders may find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

We have never declared or paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Except for the rights of holders of any shares of preferred stock that may be authorized and issued in the future to receive dividends, any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management at December 31, 2006, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended December 31, 2006, we did not sell any of our securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

CW1076202.5	24

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE PROVIDERS DIRECT, INC.

By: /s/ Norman R. Proulx

Norman R. Proulx, President, CEO, Chief Financial Officer and a Director

(Principal Executive Officer and Principal Financial Officer)

February 20, 2007

CW1076202.5	25