Form 10QSB
period 2007-03-31
HEALTHCARE PROVIDERS DIRECT INC.
filed 2007-05-21
CIK 1305748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-51561
(Commission file number)

HEALTHCARE PROVIDERS DIRECT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1063591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3371 Route One, Suite 200
Lawrenceville, New Jersey 08648
(Address of principal executive offices)

(609) 919-1932
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May [__], 2007 - [44,864,038] shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

HEALTHCARE PROVIDERS DIRECT, INC.

Healthcare Providers Direct, Inc.
Balance Sheet
(unaudited)
As of March 31, 2007

2007
ASSETS
Current assets:
Cash and cash equivalents	$533,708
Accounts receivable, net of allowance for doubtful accounts, of $33,345	39,870
Inventories	127,007
Prepaid and other current assets	83,064
Total current assets	783,649

Equipment, net of accumulated depreciation of $12,830	18,211
Intangible assets, net of amortization of $111,111	138,889
Total assets	$940,749

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$151,229
Accrued expenses and other current liabilities	400,194
Accrued royalties	140,325
Notes payable	90,000
Total current liabilities	781,748

Commitments and contingencies	-

Stockholders' equity

Common stock, no par value;
375,000,000 shares authorized; 44,864,038 shares issued and outstanding	44,864
Additional paid-in capital	6,209,443
Accumulated deficit	(6,095,307)
Total stockholders' equity	159,001
Total liabilities and stockholders' equity	$940,749

Healthcare Providers Direct, Inc.
Statements of Operations
(unaudited)
For the three months ended March 31, 2007 and 2006

	2007	2006
Revenues	$138,898	$168,494
Cost of revenues	61,821	73,044

Gross profit	77,077	95,450

Operating expenses:
Research and development	47,282	17,740
Marketing and selling	228,118	80,675
Acquisition Related	2,927,285	-
General and administrative	853,755	228,764

Total operating expenses	4,056,440	327,179

Loss from operations	(3,979,363)	(231,729)

Other income and expense:
Interest income	1,466	140
Interest expense	(4,407)	(1,711)
Other income, net	(2,941)	(1,571)
Loss before provision for income taxes	(3,982,304)	(233,300)
Provision for income taxes	-	-
Net loss	$(3,982,304)	$(233,300)

Cumulative dividends on Preferred Stock	-	(20,776)
Net loss applicable to Common Shareholders	$(3,982,304)	$(254,076)

Net Loss Per Common Share:
Basic and Diluted	$(0.089)	$(0.022)
Weighted average common shares	44,864,038	11,465,945

Healthcare Providers Direct, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2006	-	$-	-	$-	34,874,749	$34,875	$1,337,981	$(2,113,003)	$(740,147)

Issuance of Series B	-	-	1,303	1,144,153	-	-	-	-	1,144,153

Series B Conversion	-	-	(1,303)	(1,144,153)	9,589,289	9,589	1,134,564	-	-

Issuance of common stock and warrants	-	-	-	-	400,000	400	499,600	-	500,000

Stock based compensation expense	-	-	-	-	-	-	282,858	-	282,858
Warrants issued to Board members	-	-	-	-	-	-	27,156	-	27,156
Acquisition Related Expenses	-	-	-	-	-	-	2,927,285	-	2,927,285
Net loss	-	-	-	-	-	-	-	(3,982,304)	(3,982,304)

Balances as of March 31, 200		$0		$0	44,864,038	$44,864	$6,209,443	$(6,095,307)	$159,001

Healthcare Providers Direct, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
For the three months ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,982,304)	$(233,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,234	1,138
Amortization of intangible	13,889	13,889
Stock-based compensation expense	282,858	-
Issuance of warrants for services	27,156	-
Acquisition Related Expenses	2,927,285	-
Allowance for doubtful accounts	(167)	10,152
Changes in operating assets and liabilities:
Accounts receivable	20,457	(30,560)
Inventories	34,065	(783)
Prepaid expenses and other current assets	(52,567)	9,720
Accounts payable	(239,407)	(29,178)
Accrued expenses	(151,334)	1,926
Net cash used in operating activities	(1,116,835)	(256,996)

Cash flows from investing activities:
Purchases of office & computer equipment	(7,104)	(495)

Cash flows from financing activities:
Payment of notes payable	(250,000)	95,833
Proceeds from issuance of common stock	500,000	-
Proceeds from issuance of Series A stock	-	16,667
Proceeds from sale of Series B preferred stock, net of issuance costs of $158,847 and $0	1,144,153	50,000
Net cash provided by financing activities	1,394,153	162,500

Net increase (decrease) in cash and cash equivalents	270,214	(94,991)
Cash and cash equivalents at beginning of period	263,494	122,976
Cash and cash equivalents at end of period	$533,708	$27,985

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$19,230	294
Cash paid during period for taxes	-	-

Supplemental Non-Cash Financing Transactions:
Conversion of note payable into Series A redeemable preferred stock	-	$16,667
Conversion of Series A preferred stock into common	250,000	-
Conversion of Series B preferred stock into common	2,548,000	-

Healthcare Providers Direct, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

1.	BASIS OF PRESENTATION

Basis of Presentation—Healthcare Providers Direct, Inc (the “Company”) was incorporated in the state of Delaware on October 29, 2004 and commenced operations on January 3, 2005. The Company, located in Lawrenceville, New Jersey, sells and distributes diagnostic tests directly to physician offices and other healthcare providers in the United States. During the three months ended March 31, 2007, the Company completed a share exchange that was treated as a capital transaction, which requires equity to be restated to reflect the transaction as of the earliest period presented. As a result, transactions in the Company’s Series A Redeemable Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock have been reflected in Common Stock as of the earliest period-end presented.

The accompanying consolidated financial statements included herein have been  prepared  by the  Company  pursuant  the rules and  regulations  of the Securities and Exchange  Commission  (the  "Commission")  for interim  financial information.  Accordingly,  they  do not  include  all of  the  information  and footnotes  required by accounting  principles generally accepted in the United States of America for complete  financial  statement  presentation and should be read in conjunction with the audited  consolidated  financial  statements and related footnotes  thereto for the fiscal year ended December 31, 2006  included in the  Company's  Current  Report on Form  8-K/A,  filed  with the  Commission on May 8, 2007. The financial  statements  presented  in this  quarterly  report are  unaudited  but include all adjustments  that are of a normal  recurring  nature that management considers  necessary for the fair  statement  of the  results  for the  interim periods.  Results for interim periods are not necessarily indicative of results for the full fiscal year.

Effective February 7, 2007, the Company entered into a definitive Share Exchange Agreement with Alpha Motorsport, Inc., a Nevada corporation and the shareholders of HPD pursuant to which HPD became a wholly-owned subsidiary of the Company (the “Merger”). The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of HPD consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of the Company’s common stock, par value $.001 per share (the “Share Exchange”).

Prior to the closing of the Share Exchange, the Company had 30,000,000 shares of common stock issued and outstanding and subsequent to the Share Exchange it had 44,864,038 shares of common stock issued and outstanding. Upon the closing of the Merger on February 7, 2007, HPD became a wholly-owned subsidiary of the Company. The share exchange was accounted for as a reverse merger for accounting purposes. As a result, the Company treated the merger as a capital transaction and has retroactively revised shareholders’ equity to give effect to the merger. Prior to the reverse merger, each share of Series A and Series B preferred stock of HPD was automatically converted into one share of common stock. Effective with the reverse merger, all common stock of HPD were exchanged for shares in the registrant, in accordance with the Share Exchange Agreement. The following table shows the exchange of common stock in the reverse merger:

	Common stock of HPD before share exchange	Shares common stock in registrant after share exchange
Series A Preferred Stock	577	4,246,370
Series B Preferred Stock	2,548	18,751,734
Common stock	1,558	11,465,934
Total	4,683	34,464,038

Healthcare Providers Direct, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

Upon the closing of the Share Exchange, (i) 1,558 shares of common stock, (ii) 577 shares of Series A Convertible Preferred Stock and (iii) 2,548 shares of Series B Convertible Preferred Stock of HPD were exchanged for 34,464,038 shares of common stock of the Alpha Motorsports.

Sale of Operating Subsidiary

In a related transaction, on February 7, 2007, pursuant to a Share Purchase Agreement, Healthcare Providers Direct, Inc., a Nevada corporation (f/ka Alpha MotorSports, Inc.) sold all of the outstanding stock of its British Columbia operating subsidiary, Alpha Motorsport, Inc., to its former president for $100,000.

Investa Warrants

On February 7, 2007, the Company issued warrants to Investa Capital Partners Inc. (“Investa”) which are exercisable in two tranches. The tranche A warrants give Investa the right to purchase 2,705,659 shares of common stock at an exercise price of $0.1848 per share. The tranche B warrants give Investa the right to purchase 2,032,982 shares of common stock at an exercise price of $0.2459 per share. The warrants had a fair value of $2,927,285 and has been recorded as an acquisition related expenses for the three months ended March 31, 2007.  Both the tranche A and the tranche B warrants are exercisable for a period of 365 days from the date of issuance. Until such time that the Company has raised an aggregate of $2,500,000, the Company shall have the right to force Investa to exercise the tranche A and the tranche B Warrants in the following manner:

o
With respect to the tranche A warrants, in the event the Company has not raised an aggregate of $2,500,000, the Company may force the exercise of up to $500,000 (2,705,659 shares) of the tranche A warrants no earlier than 90 days from the date of issuance.

o
With respect to the tranche B warrants, in the event the Company has not raised an aggregate of $2,500,000 and the Company has an effective registration statement pursuant to the Securities Act covering all the shares of common stock underlying the tranche A warrant and the tranche B warrant, the Company may force the exercise of up to an $500,000 (2,032,982 shares) of the tranche B warrants no earlier than 90 days from the exercise of tranche A warrants.

Liquidity— The Company has net losses of ($3,982,304) and ($233,300) for the three months ended March 31, 2007 and 2006 and an accumulated deficit of ($6,095,307) as of March 31, 2007. In addition, the Company has net working capital of $1,901 as of March 31, 2007, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has taken steps to mitigate the negative operating results by attempting to increase their sales by expanding their market, introduction of new products, and an increased emphasis on sales and marketing. The Company’s ultimate success is dependent upon its ability to raise additional capital. The Company completed a Share exchange into a public company shell on February 7, 2007, thereby offering access to the public markets (as mentioned above). The financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty.

Healthcare Providers Direct, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates used in the Company’s financial statements included depreciation rates and allowances for doubtful accounts. Actual results could differ from those estimates.

Income Taxes—The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

Revenue Recognition— Revenue is recognized when goods are shipped, provided that there is evidence of an arrangement with the customer, the price is fixed and determinable and collection is reasonably assured. The Company accrues for sales returns and other allowances based upon specific customer situations and the Company's history of sales returns.

Share-Based Compensation— The Company accounts for its stock options in accordance with SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values at the date of the grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Recent Accounting Pronouncements — In June, 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109. FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on our results of operations or financial position. As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at March 31, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at March 31, 2007. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Healthcare Providers Direct, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

3.	NOTES PAYABLE

On January 22, 2007, the company paid off the $150,000 note payable outstanding at December 31, 2006, including interest for a total of $160,714. On February 7, 2007, the company also paid off the $100,000 bridge loan outstanding at December 31, 2006, including interest for a total of $101,897.

4.	INCOME TAXES

The Company has incurred losses since inception, which have resulted in net operating loss carryforwards (NOLs). Since it is more likely than not that the Company will not realize the benefits from these NOLs, the Company has recorded a full valuation allowance against any future tax benefits.

The tax effect of the temporary differences that give rise to the Company’s net deferred tax assets at March 31, 2007 are as follows:

Assets:	2007
Deferred tax assets, noncurrent:
Net operating loss carryforwards (NOL’s)	$2,156,459
Accrued expenses	7,654
Accrued compensation	129,833
2,293,943
Liabilities:
Deferred tax liabilities, noncurrent:
Depreciation and amortization	(6,014)
Subtotal	2,287,929
Valuation allowance	(2,287,929)
Net deferred tax assets	$-

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the Company’s inability to generate profits to utilize NOL’s. The net increase in the valuation allowance is primarily related to increases in federal and state NOL carryovers.

The Company has approximately $5,391,000 in federal and state NOLs expiring beginning in 2025 and 2012, respectively. Pursuant to Section 382 of the Internal Revenue Code, in the event of an ownership change of more than 50%, the ability of the Company to utilize NOL carry forwards may be limited.

Healthcare Providers Direct, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

5.	SIGNIFICANT RISKS AND UNCERTAINTIES

Concentration of Cash Balance - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

CONSULTING AGREEMENTS
W. Barry McDonald

On January 14, 2005, the Company entered into a consulting arrangement with W. Barry McDonald, under which, Mr. McDonald is to provide the company with certain business development assistance in exchange for monthly payments, success fees and a stock option to earn up to 5% of the Company on a fully diluted basis. Mr. McDonald was also given a seat on the Company’s Board of Directors. Subsequent to the adoption of the Company’s Stock Option Plan, in February 2007, our Board of Directors agreed to grant W. Barry McDonald an option to purchase one share of HPD Common Stock (pre-merger common stock) for every five hours of consulting services that Mr. McDonald provides to HPD in 2007. The exercise price for each share of HPD Common Stock is $0.1354 per share (on a post-merger basis). Mr. McDonald agreed to work with our management team and provide 36 hours of consulting services per month, such consulting services consisting of identifying and developing relationships with companies whose diagnostic products are consistent with our strategy (each, a “Target”) and objectives and assisting us the implementation of our business model. Such options vest at the end of each quarter following the performance of the consulting services by Mr. McDonald. Mr. McDonald was granted 890,487 options, which represents 4% of the Company on a fully-diluted basis as of March 31, 2007 in connection with the agreement noted above.

Mr. McDonald shall have the right to earn the remaining 1% of the Company’s Common Stock on a fully-diluted basis as set forth above, upon the consummation of a definitive agreement with a Target. The exercise price for such shares of HPD Common Stock is   $0.1354 per share (on a post-merger basis).

6.	RELATED PARTY TRANSACTIONS

During 2005 the Company shared rental space with Gynetics, Inc. a business run by the Company’s current management. During this time period the Company did not pay any rental expense but recorded an expense of $37,675 with an offsetting amount recorded as a contribution from the shareholders to reflect the benefit of receiving free rent. The Company entered into its own lease agreement beginning January 2006 and will continue to share rental space with the above mentioned company during the course of the year.

Healthcare Providers Direct, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

7. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company maintains a 401(k) plan for its employees. Employees are eligible to participate in the plan immediately upon joining the Company. Under the terms of the plan, employees are entitled to contribute from 1% to 20% of their total compensation, within the limitations established by the Internal Revenue Code. The Company has agreed to make matching contributions in the amount of 100% on the first 5% of compensation deferred as an elective deferral allocated each payroll period. For the three months ended March 31, 2007, the Company’s contribution was approximately $6,375 as compared to $4,000 for the three months ended March 31, 2006.

8. Stock Based Compensation

On December 18, 2006, the HPD Board of Directors adopted the Healthcare Providers Direct, Inc. Stock Option Plan (the “Plan”) which provides for the grant of Incentive Stock Options and Nonqualified Stock Options. On December 27, 2006 our shareholders approved the Plan.

Key employees, consultants and non-employee directors of the Company are eligible to receive awards under the Plan. Except to the extent set forth in any award agreement to the contrary, options granted under the Plan vest in three equal annual installments for non-employee directors and in four equal annual installments for all other option holders commencing on the first anniversary of the date of grant. Options are granted at no less than Fair Market Value.

The Plan is administered by the Board of Directors which has full power to construe, administer and interpret the Plan, and to adopt such rules and regulations they deem desirable to administer the Plan. The determination of the Board of Directors regarding disputes, questions, construction and interpretation of the Plan, is final, conclusive and binding. The plan permits the Board of Directors to delegate its authority to any person it deems appropriate.

There are 6,402,672 shares of Common Stock reserved for issuance upon the exercise of options. Options have a term of ten years. In the event of a termination of employment or service, options that are vested at the time of such termination generally remain exercisable for ninety days in the event of involuntary termination or termination due to retirement or disability, and for one year in the event of termination due to death. Vested options are immediately canceled upon termination for “Cause”. All unvested options are canceled immediately upon termination for any reason. Upon the date of a “Change in Control: all outstanding unvested options become immediately vested and fully exercisable.

With the initial grants of stock options during the three months ended March 31, 2007, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R).

The Company’s net loss for the three months ending March 31, 2007 includes $282,858 of compensation expense related to stock option awards (“stock options”). As a result, basic and diluted earnings per share for the three months ended March 31, 2007 were reduced by $0.007 per share.

HEALTHCARE PROVIDERS DIRECT, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

Stock Options
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by the estimated forfeiture rate. The company is currently expecting no forfeitures. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

Assumptions:
Risk Free Rate	4.54%
Expected Option Life	5.0	years
Volatility	75.00%
Dividend Yield	0.0%

The computation of the expected option life is based on a weighted-average calculation combining the average life of options that have already been exercised and post-vest cancellations with the estimated life of the remaining vested and unexercised options. The expected volatility is based on a peer public company. The risk-free interest rate is based on the U.S. Treasury yield curve over the expected term of the option. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company’s estimated forfeiture rate is based on its historical experience.

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was approximately $0.286 for options granted during the quarter ended March 31, 2007, and no options were granted for the quarter ended March 31, 2006. No options were exercised during the quarters ended March 31, 2007 and 2006. As of March 31, 2007, total unrecognized compensation cost related to stock options was approximately $422,391and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years. The maximum contractual term of the Company’s stock options is 10 years.

HEALTHCARE PROVIDERS DIRECT, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and 2006

A summary of the status of stock option activity for the three months ended March 31, 2007 is as follows:

Summary of activity:	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006:	-	$-	$-	$-
Granted	2,597,209	$0.44	10	705,249
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding at March 31, 2007:	2,597,209	$0.44	10	705,249

Vested and Expected to Vest:	2,597,209
Exercisable:	1,161,269

Available for future grants:	3,804,863

The following table summarizes information about outstanding and exercisable options at March 31, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable
$0.13 to $0.14	1,847,209	9.9	$0.1354	1,111,269	-
$1.20	750,000	9.9	$1.20	50,000	$0.18
	2,597,209			1,161,269

Item 2. Management's Discussion and Analysis or Plan of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the audited financial statements of Healthcare Providers for the year ended December 31, 2006 and for the period from January 3, 2005 (commencement of operations) through December 31, 2005. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Current Report on Form 10-QSB, particularly under the headings “Forward Looking Statements.” As used in this Current Report on Form 10-QSB and unless otherwise indicated, references to the “Company,” “we,” “us,” and “our” for the periods prior to the closing of the Share Exchange and Merger refer to Alpha Motorsport, Inc., and references to the “Company,” “HPD,” “we,” “us,” and “our” for the periods subsequent to the closing of the Share Exchange and Merger refer to Healthcare Providers Direct, Inc. and assume the consummation of the Share Exchange and Merger and the name change from Alpha Motorsport, Inc. to Healthcare Providers Direct, Inc.

  Financial Overview
HPD was formed as a Delaware corporation incorporated on October 28, 2004 for the purpose of selling and distributing diagnostic tests directly to physician offices and other healthcare providers. HPD commenced business operations on January 3, 2005. On February 7, 2007, the Company entered into a definitive Share Exchange Agreement with Alpha Motorsports, Inc., a Nevada corporation (“Alpha”) and the shareholders of HPD pursuant to which HPD became a wholly-owned subsidiary of Alpha (the “Merger”). The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of Alpha consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of the Company’s common stock, par value $.001 per share.

Our facility is located in Lawrenceville, New Jersey.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since HPD’s inception, it has experienced significant operating losses and negative cash flows from operations. As of March 31, 2007, we had an accumulated net deficit of $(6,095,307) and working capital of $1,901. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses and financial condition, the opinion of our Independent Registered Public Auditors on our audited financial statements for the fiscal year ending December 31, 2006 has included an explanatory paragraph relating to the “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably, sustain positive operating cash flows and on our ability to raise additional capital.

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

In 2007 we have begun clinical studies on two doctor office tests that will allow physicians the ability to receive a diagnosis while the patient is still the doctor’s office. These tests report on two medical conditions that generate some of the largest number of primary care physician visits. By the fourth quarter 2007, we anticipate to receive FDA approval for these tests and be in a position to provide them to our physician network. We also expect to begin the FDA approval process on a third point of care test before the end of 2007.

We began the process of identifying heavy user groups of individual rapid diagnostics and are now communicating the benefits and availability of our products to those organizations. We have added two National Sales Directors to optimize the development of these high user customers.

In 2007 and beyond, it is the Company’s intention to expand upon the formula that proved itself in 2005 and 2006. By communicating the availability of our product portfolio, we cost effectively open new customers on a continual basis, provide high quality service and timely shipping, enjoy a high re-order rate and the expansion by our customers of the number of rapid diagnostics they purchase from us. The objective is to build an ever growing network of physician office customers, increase the number of diagnostics each physician office purchases, expanded the portfolio of novel diagnostics that can be performed in primary care physician offices, and develop relationships with high user groups; the sum of which should deliver increased revenue and gross profit contribution utilizing proven, cost effective communication and marketing methods while maintaining strict expense controls.

Revenue Sources

We currently derive revenues from the sale and distribution of diagnostic tests directly to physicians and other healthcare providers in the United States.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustments.

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

Share-Based Compensation

The Company accounts for its stock options in accordance with SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values at the date of the grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Valuation allowance for Income Taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the Company’s inability to generate profits to utilize NOL’s. The net increase in the valuation allowance is primarily related to increases in federal and state NOL carryovers.

Results of Operations

The results of operations related to Alpha Motorsport are not material and are therefore not included in either the Financial Statements or Management’s Discussions and Analysis hereof. The Results of operations provided below consist of Healthcare Providers Direct, Inc. results only.

Three Months Ended March 31, 2007 and 2006

Revenues

Gross Revenues for the three months ended March 31, 2007 and 2006 were $138,898 and $168,494, respectively. The decrease in revenues of $29,596 was due primarily to lower Flu test sales which were $39,950 lower than 2006 because of a mild flu season. This decrease in Flu test sales was slightly offset by an increase in sales from other products in the amount of $10,354.

Cost of Sales

Our cost of sales decreased to $61,821 for the quarter ended March 31, 2007, as compared to $73,044 for the quarter ended March 31, 2006. This decrease of $11,223 was attributed to the decrease in overall sales.

Gross Margin

Gross Margin decreased to 55.5% for the quarter ended March 31, 2007, which totaled $77,077, from 56.6% for the quarter ended March 31, 2006, which represented a gross margin of $95,450. This was due to the change in the overall product mix which decreased our revenues.

Expenses

We incurred an increase in operating expenses of $3,729,261 to $4,056,440 for the quarter ended March 31, 2007, as compared to $327,179 for the quarter ended March 31, 2006. These expenses consisted of general and administrative expenses, acquisition related expenses,  marketing expenses and Research and Development work on both the Zstat Flu test and Clinical work two new diagnostic panels during the quarter ended March 31, 2007.

    Acquisition related expenses were $2,927,284 and $0 for the three months ended March 31, 2007 and 2006, respectively. This increase of $2,927,284 was the result of recording the investa warrant expense. (note 1)

General and Administrative Expenses

General and administrative expenses totaled $853,755 and $228,764 for the three months ended March 31, 2007 and 2006, respectively. The primary reason for the increase of $624,991 was the recording of option and warrant expense in the amounts of $282,858 and $27,156 respectively. In addition, $75,300 was spent on new hire recruitment fees, $50,000 to begin contract work on obtaining CPT codes for the products currently in the clinical study phase.

There was also an increase of a total of $189,677 in combined legal, audit, rent, insurance and other expense over the previous quarter. During March 2007, the Company entered into a new lease agreement to rent additional office space at the current location.

The increase in legal expenses of $58,400 is attributable to the various contract negotiations pertaining to new products and the share exchange agreement during the quarter. The increase in audit fees of $53,000 is attributable to our company achieving public status. The increase of insurance expense in the amount of $8,293 pertains to an increase in liability and package insurance.

Included in general and administrative expenses is depreciation of $3,234 and $1,138 for the three months ended March 31, 2007 and 2006, respectively.

Research and Development

Research and development expenses were $47,282 and $17,740 the three months ended March 31, 2007 and 2006, respectively. The increase of $29,542 was the result of expanded research into the development of clinical protocols for two new diagnostic panels.

Sales and Marketing

Sales and marketing expenses were $228,118 and $80,675 for the three months ended March 31, 2007 and 2006, respectively. This increase of $147,443 is attributable to our new marketing effort in establishing existing business relationships (EBR’s) with potential new customers. Once, complete, HPD will own an exclusive contact list for communication to prospects that have explicitly agreed to receive our marketing materials. In addition, HPD has partnered with the National Association of Community Health Centers to support a pilot program by supplying our rapid HIV testing product. The results of this pilot program will set a precedent for expanded HIV testing in health centers across the country.

Operating Loss

Our operating loss was $3,979,363 for the quarter ended March 31, 2007, as compared to an operating loss of $231,729 for the quarter ended March 31, 2006. The increase of $3,747,634 in the operating loss is primarily due to the aforementioned factors as described above.

Interest Expense

Interest expense was $4,406 for the quarter ended March 31, 2007 compared to $1,711 for the quarter ended March 31, 2006. The increase of $2,695 was due primarily to an increase in debt financing as described under the financing section.

Net Loss

Our net loss increased to $3,982,304 for the quarter ended March 31, 2007, as compared to a loss of $233,300 for the quarter ended March 31, 2006. The increase of $3,749,004 in the operating loss is primarily due to the aforementioned factors as described above.

Seasonality

Our operations have historically been seasonal, with higher revenues generally occurring in the first half of our fiscal year (January to June) as a result of increased demand for our services and products during the flu, strep, and RSV seasons.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company completed on February 5, 2007, the Series B Private Placement financing which raised a total of $2,548,000, upon the issuance of 2,548 shares. On February 7, 2007, these shares were converted into common stock.

As of March 31, 2007, Healthcare Providers Direct, Inc. had Current Assets in the amount of $783,650, consisting of $533,708 in Cash and Cash Equivalents, $39,870 in Accounts Receivable, and $127,007 in Inventory and $83,064 in Prepaid Expenses. As of March 31, 2007, Healthcare Providers Direct had Current Liabilities in the amount of $781,749, consisting of $551,424 in Accounts Payable and Accrued Liabilities, $140,325 in Revenue Share Liabilities, and $90,000 in Short Term Loans. This resulted in working capital in the amount of $1,901.

On February 7, 2007, HPD and Alpha consummated the Share Exchange Agreement.

Effective February 7, 2007, the Company entered into a definitive Share Exchange Agreement with Alpha Motorsport, Inc., a Nevada corporation and the shareholders of HPD pursuant to which HPD became a wholly-owned subsidiary of the Company (the “Merger”). The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of HPD consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of the Company’s common stock, par value $.001 per share (the “Share Exchange”).

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

    Upon the closing of the Share Exchange, (i) 1,558 shares of common stock, (ii) 577 shares of Series A Convertible Preferred Stock and (iii) 2,548 shares of Series B Convertible Preferred Stock of HPD were exchanged for 34,464,038 shares of common stock of the Alpha Motorsports.

On June 1, 2006, the Company issued promissory notes in the aggregate principal amount of $90,000 to the officers of the Company. These notes mature on June 1, 2007, accrue interest at 8.5% and are secured by the assets of the Company, subject to the security interest of the Board member who issued the convertible note payable (Note 3).

Future Liquidity and Capital Needs

Based upon our current working capital position, current operating plans and expected business conditions, Management believes that there will be sufficient working capital to finance operations through 2007, however, there is no assurance that the recent financing will be sufficient to fund operations until sales and profitability improve to the point that we are to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Significant additional capital resources are required from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, additional working capital will need to be raised. The current burn rate is approximately $250,000 per month excluding capital expenditures.

If we decide to engage in such funding activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders my result.

The timing and degree of any future capital requirements will depend on many factors, including:

•
the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents; and claims; and

•	the number and type of product candidates that we pursue.

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our product lines.

Contractual Obligations Balances:

	2007	2008
Office lease	$69,712	$15,081

 ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

( b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Our management believes that upon significant future growth in the number of accounting transactions we process, additional review and enhancement of internal controls will be required. Our management is planning to assign additional staff resources to assist with support for growth in the internal controls area when the increase in transaction velocity dictates this as a prudent step in order to maintain our effective level of internal controls.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2007

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, the company raised an additional $1,303,000 in connection with the Series B Private Placement. In connection with the offering, the placement agent was issued warrants to purchase 1,368,847 shares of series B Convertible Preferred Stock on the same terms and conditions as the investors. Upon the closing of the Share Exchange, 2,548 shares of Series B Convertible Preferred Stock were exchanged for 18,751,734 shares of common stock of the Company.

* All of the above offerings and sales were deemed to be exempt under Regulation D of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heathcare Providers Direct, Inc.

Date: May 21, 2007	By:	/s/ Norman Proulx
Norman Proulx
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer(Principal Financial and Accounting Officer)