Form 10QSB
period 2007-06-30
HEALTHCARE PROVIDERS DIRECT INC.
filed 2007-08-14
CIK 1305748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

(Mark One)	FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

000-51561
(Commission file number)

HEALTHCARE PROVIDERS DIRECT, INC.
(Exact name of small business issuer as specified in its charter)

	Nevada	20-1063591
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

3371Route One, Suite 200
Lawrenceville, New Jersey 08648
(Address of principal executive offices)

(609) 919-1932
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was
Required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007 – 44,864,038 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

HEALTHCARE PROVIDERS DIRECT, INC.

Healthcare Providers Direct, Inc.
Condensed Balance Sheet

June 30, 2007 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,891
Accounts receivable, net of allowance for doubtful accounts, of $33,345	51,226
Inventories	107,877
Prepaid and other current assets	83,118
Total current assets	253,112

Equipment, net of accumulated depreciation of $15,755	21,776
Intangible assets, net of amortization of $125,000	125,000
Total assets	$399,888

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$392,163
Accrued expenses and other current liabilities	393,545
Accrued royalties	119,195
Notes payable	90,000
Total current liabilities	994,903

Commitments and contingencies	-

Stockholders’ deficiency
Common stock, $.001 par value;
375,000,000 shares authorized; 44,864,038 shares issued and outstanding	44,864
Additional paid-in capital	6,270,264
Accumulated deficit	(6,910,143)
Total stockholders’ deficiency	(595,015)
Total liabilities and stockholders’ deficiency	$399,888

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.
Condensed Statements of Operations
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June30, 2006	June 30, 2007	June30, 2006
Revenues, net	$168,672	$113,494	$307,570	$281,988
Cost of revenues	85,651	62,228	147,472	135,273

Gross profit	83,021	51,266	160,098	146,715

Operating expenses:
Research and development	160,406	10,993	207,688	28,733
Marketing and selling	257,246	106,630	485,363	187,305
Issuance of warrants in connection with reverse merger	-	-	2,927,285	-
General and administrative	478,191	265,992	1,331,947	494,755

Total operating expenses	895,843	383,615	4,952,283	710,793

Loss from operations	(812,822)	(332,349)	(4,792,185)	(564,078)

Other income and expense:
Interest income	843	19	2,309	158
Interest expense	(2,857)	(5,143)	(7,263)	(6,854)
Other income, net	(2,014)	(5,124)	(4,954)	(6,696)
Net loss	$(814,836)	$(337,473)	$(4,797,139)	$(570,774)

Cumulative dividends on Preferred Stock	-	(8,026)	-	(28,802)
Net loss applicable to Common Shareholders	$(814,836)	$(345,499)	$(4,797,139)	$(599,576)

Net Loss Per Common Share -Basic and Diluted	$(0.018)	$(0.017)	$(0.107)	$(0.030)
Weighted average common shares - Basic and Diluted	44,864,038	19,929,236	44,864,038	19,929,236

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.
CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

					Additional
	Series B Convertible				Paid-In-	Accumulated	Total
	Preferred Stock (1)		Common Stock		Capital	Deficit	Stockholders’
	Shares	Amount	Shares	Amount			(Deficiency)
Balance as of December 31, 2006	-	$-	34,874,749	$34,875	$1,337,981	$(2,113,004)	$(740,148)

Issuance of Series B Preferred Stock	1,303	1,144,153	-	-	-	-	1,144,153

Series B Preferred Stock Conversion	(1,303)	(1,144,153)	9,589,289	9,589	1,134,564	-	-

Issuance of common
stock	-	-	400,000	400	499,600	-	500,000

Stock based
compensation expense	-	-	-	-	343,678	-	343,678
Warrants issued to
board members	-	-	-	-	27,156	-	27,156
Issuance of warrants in connection with reverse merger	-	-	-	-	2,927,285	-	2,927,285
Net Loss for the six months ended June 30, 2007	-	-	-	-	-	(4,797,139)	(4,797,139)

Balances as of June 30, 2007	-	$-	44,864,038	$44,864	$6,270,264	$(6,910,143)	$(595,015)

(1) See Note 1 of the Notes to the Condensed Financial Statements for a discussion of the Series A Preferred.

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(4,797,139)	$(570,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,152	2,351
Amortization of intangible	27,778	27,777
Stock-based compensation expense	343,678	-
Issuance of warrants for services	27,156	-
Issuance of warrants in connection with reverse merger	2,927,285	-
Allowance for doubtful accounts	(167)	-
Changes in operating assets and liabilities:
Accounts receivable	9,101	(5,585)
Inventories	53,194	(1,648)
Prepaid expenses and other current assets	(52,621)	(32,901)
Accounts payable	1,527	35,069
Accrued expenses	(179,113)	167,309
Net cash used in operating activities	(1,634,169)	(378,402)

Cash flows from investing activities:
Purchases of office & computer equipment:	(12,587)	(2,348)

Cash flows from financing activities:
Proceeds from notes payable		240,000
Payment of notes payable	(250,000)	-
Proceeds from issuance of common stock	500,000	-
Proceeds from sale of Series B preferred stock, net of issuance costs of $158,847 and $2,493 respectively	1,144,153	72,507
Net cash provided by financing activities	1,394,153	312,507

Net (decrease) in cash and cash equivalents	(252,603)	(68,243)
Cash and cash equivalents at beginning of period	263,494	122,976
Cash and cash equivalents at end of period	$10,891	$54,733

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$19,230	$654
Cash paid during period for taxes	1,830	750

Supplemental Non-Cash Financing Transactions:
Conversion of note payable into Series A redeemable preferred stock (1)	-	$25,000
Conversion of Series B preferred stock into common	2,548,000	-

(1) See Note 1 of the Notes to the Condensed Financial Statements for a discussion of the Series A Preferred.

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

I.       BASIS OF PRESENTATION

Basis of Presentation—Healthcare Providers Direct, Inc (the “Company”) was incorporated in the state of Delaware on October 29, 2004 and commenced operations on January
3, 2005. The Company, located in Lawrenceville, New Jersey, sells and distributes diagnostic tests directly to physician offices and other healthcare providers in the United States. During the six months ended June 30, 2007, the Company completed a share exchange with a public Shell Company (Reverse Merger) that was treated as a capital transaction, which requires equity to be restated to reflect the Merger and Share Exchange as of the earliest period presented. As a result, the Company’s Series A Redeemable Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock have been reflected as Common Stock as of the earliest period-end presented.

The accompanying condensed financial statements included herein have been  prepared  by the  Company  pursuant to the rules and  regulations  of the Securities and Exchange Commission  (the  "Commission")  for interim  financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial  statement  presentation and should be read in conjunction with the audited  consolidated  financial  statements and related footnotes  thereto for the fiscal year ended December 31, 2006  included in the  Company's  Current  Report on Form  8-K/A,  filed  with the  Commission on May 8, 2007. The financial  statements  presented  in this  quarterly  report are  unaudited  but include all adjustments  that are of a normal  recurring  nature that management considers  necessary for the fair  statement  of the  results  for the  interim periods.  Results for interim periods are not necessarily indicative of results for the full fiscal year.

Effective February 7, 2007, the Company entered into a definitive Share Exchange Agreement with Alpha Motorsport, Inc., a Nevada corporation and the shareholders of HPD pursuant to which HPD became a wholly-owned subsidiary of the Company (the “Merger”). The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of HPD consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of the Alpha Motorsport’s common stock, par value $.001 per share (the “Share Exchange”).   In connection with the Share Exchange Agreeemnt, the Company assumed the obligation to register up to 400,000 shares of common stock issued by Alpha in a private placement (the “Alpha Private Placement”).  In return, the Company received $500,000 upon the closing of the Merger on February 7, 2007.

Prior to the closing of the Share Exchange, the Company had 30,000,000 shares of common stock issued and outstanding and subsequent to the Share Exchange it had 44,864,038 shares of common stock issued and outstanding. Upon the closing of the Merger on February 7, 2007, HPD became a wholly-owned subsidiary of the Company. The share exchange was accounted for as a reverse merger for accounting purposes. As a result, the Company treated the merger as a capital transaction and has retroactively revised shareholders’ equity to give effect to the merger. Prior to the reverse merger, each share of Series A and Series B preferred stock of HPD was automatically converted into one share of common stock. Effective with the reverse merger, all shares of common stock of HPD were exchanged for shares in the registrant, in accordance with the Share Exchange Agreement. The following table shows the exchange of common stock in the reverse merger:

	Common stock of HPD before share Exchange	Shares of common Stock in registrant after share exchange
Series A Preferred Stock	577	4,246,370
Series B Preferred Stock	2,548	18,751,734
Common stock	1,558	11,465,934
Total	4,683	34,464,038

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

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

Investa Warrants

On February 7, 2007, the Company issued warrants to Investa Capital Partners Inc. (“Investa”) for services performed in connection with the reverse merger transaction, which are exercisable in two tranches. The tranche A warrants give Investa the right to purchase 2,705,659 shares of common stock at an exercise price of $0.1848 per share. The tranche B warrants give Investa the right to purchase 2,032,982 shares of common stock at an exercise price of $0.2459 per share. The warrants had a fair value of $2,927,285 and have been recorded as an expense for the three months ended March 31, 2007.  Both the tranche A and the tranche B warrants are exercisable for a period of 365 days from the date of issuance. Until such time that the Company has raised an aggregate of $2,500,000, the Company shall have the right to force Investa to exercise the tranche A and the tranche B Warrants in the following manner:

-  With respect to the tranche A warrants, in the event the Company has not raised an aggregate of $2,500,000, the Company may force the exercise of up to $500,000 (2,705,659 shares) of the tranche A warrants no earlier than 90 days from the date of issuance.

- With respect to the tranche B warrants, in the event the Company has not raised an aggregate of $2,500,000 and the Company has an effective registration statement pursuant to the Securities Act covering all the shares of common stock underlying the tranche A warrant and the tranche B warrant, the Company may force the exercise of up to an $500,000 (2,032,982 shares) of the tranche B warrants no earlier than 90 days from the exercise of tranche A warrants.

The Company valued the put feature associated with these warrants and determined that the value did not have a significant impact on the financial statements for the six month period ended June 30, 2007.

Liquidity— The Company has net losses of ($4,797,139) for the six months ended June 30, 2007, an accumulated deficit of ($6,910,143) and a stockholders deficiency of ($595,015) as of June 30, 2007. In addition, the Company has a net working capital deficiency of approximately ($741,791) as of June 30, 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has taken steps to mitigate the negative operating results by attempting to increase their sales by expanding their market, introduction of new products, and an increased emphasis on sales and marketing. The Company’s ultimate success is dependent upon its ability to raise additional capital. The Company completed a Share exchange into a public company shell on February 7, 2007, thereby offering access to the public markets (as mentioned above). The financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

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

Recent Accounting Pronouncements — In June, 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109. FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on our results of operations or financial position. As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at June 30, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at June 30, 2007. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

3.       NOTES PAYABLE

On January 22, 2007, the company paid off the $150,000 note payable outstanding at December 31, 2006, including interest for a total of $160,714. On February 7, 2007, the company also paid off the $100,000 bridge loan outstanding at December 31, 2006, including interest for a total of $101,897.  On June 28, 2007, the maturity date of the note dated June 1, 2006 in the amount of $90,000  was extended to December 31, 2007 at a per annum rate of 11.5%.

4.       INCOME TAXES

The Company has incurred losses since inception, which have resulted in net operating loss carryforwards (NOLs). Since it is more likely than not that the Company will not realize the benefits from these NOLs, the Company has recorded a full valuation allowance against any future tax benefits.

The tax effect of the temporary differences that give rise to the Company’s net deferred tax assets at June 30, 2007 are as follows:

2007
Assets:
Deferred tax assets, noncurrent:
Net operating loss carryforwards (NOL’s)	$2,475,510
Accrued expenses	7,654
Accrued compensation	134,833

Liabilities:
Deferred tax liabilities, noncurrent:
Depreciation and amortization	(4,844)
Subtotal	2,613,153
Valuation allowance	(2,613,153)
Net deferred tax assets	$-

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the Company’s inability to generate profits to utilize NOL’s. The net increase in the valuation allowance is primarily related to increases in federal and state NOL carryovers.

The Company has approximately $6,188,775 in federal and state NOLs expiring beginning in 2025 and 2012, respectively. Pursuant to Section 382 of the Internal Revenue Code, in the event of an ownership change of more than 50%, the ability of the Company to utilize NOL carry forwards may be limited.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

5.       SIGNIFICANT RISKS AND UNCERTAINTIES

Concentration of Cash Balance - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

CONSULTING AGREEMENTS
W. Barry McDonald

On January 14, 2005, the Company entered into a consulting arrangement with W. Barry McDonald, under which, Mr. McDonald is to provide the company with certain business development assistance in exchange for monthly payments, success fees and a stock option to earn up to 5% of the Company’s Common Stock on a fully diluted basis. Mr. McDonald was also given a seat on the Company’s Board of Directors. Subsequent to the adoption of the Company’s Stock Option Plan, in February 2007, our Board of Directors agreed to grant W. Barry McDonald an option to purchase one share of HPD Common Stock (pre-merger common stock) for every five hours of consulting services that Mr. McDonald provides to HPD in 2007. The exercise price for each share of HPD Common Stock is $0.1354 per share (on a post-merger basis). Mr. McDonald agreed to work with our management team and provide 36 hours of consulting services per month, such consulting services consisting of identifying and developing relationships with companies whose diagnostic products are consistent with our strategy (each, a “Target”) and objectives and assisting us with the implementation of our business model. Such options vest at the end of each quarter following the performance of the consulting services by Mr. McDonald. Mr. McDonald was granted 890,487 options, which represents 4% of the Company on a fully-diluted basis as of June 30, 2007 in connection with the agreement noted above.

Mr. McDonald shall have the right to earn the remaining 1% of the Company’s Common Stock on a fully-diluted basis as set forth above, upon the consummation of a definitive agreement with a Target. The exercise price for such shares of HPD Common Stock is   $0.1354 per share (on a post-merger basis).

6.       RELATED PARTY TRANSACTIONS

The Company entered into its own two year lease agreement beginning January 2006 with annual rent in the amount of $75,350 per year. During March 2007, the Company entered into additional rental space for a one year term with annual rent in the amount of $17,600 per year. The Company will continue to share rental space with the Gynetics, Inc., a business run by the Company’s current management.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

7.       DEFINED CONTRIBUTION RETIREMENT PLAN

The Company maintains a 401(k) plan for its employees. Employees are eligible to participate in the plan immediately upon joining the Company. Under the terms of the plan, employees are entitled to contribute from 1% to 20% of their total compensation, within the limitations established by the Internal Revenue Code. The Company has agreed to make matching contributions in the amount of 100% on the first 5% of compensation deferred as an elective deferral allocated each payroll period. For the three and six months ended June 30, 2007, the Company’s contribution was approximately $3,750 and $10,125, respectively, as compared to the same prior year periods of $2,667 and $6,667, respectively.

8.       STOCK BASED COMPENSATION

On December 18, 2006, the HPD Board of Directors adopted the Healthcare Providers Direct, Inc. Stock Option Plan (the “Plan”) which provides for the grant of Incentive Stock Options and Nonqualified Stock Options. On December 27, 2006 our shareholders approved the Plan.

The Board of Directors has approved and adopted the 2007 Stock Incentive Plan by Unanimous Written Consent effective and dated June 26, 2007. Options granted on March 28, 2007 to HPD employees are now exchanged for options granted to the same employees under the 2007 Healthcare Providers Direct, Inc. Incentive Stock Option Plan for equal number of options originally granted in March and at the exercise price representing the closing price of the Corporations Common Stock on June 26, 2007. This transaction was accounted for as a modification.

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

There are 6,402,672 shares of Common Stock reserved for issuance upon the exercise of options. Options have a term of ten years. In the event of a termination of employment or service, options that are vested at the time of such termination generally remain exercisable for ninety days in the event of involuntary termination or termination due to retirement or disability, and for one year in the event of termination due to death. Vested options are immediately canceled upon termination for “Cause”. All unvested options are canceled immediately upon termination for any reason. Upon the date of a “change in control, all outstanding unvested options become immediately vested and fully exercisable.

With the initial grants of stock options during the six months ended June 30, 2007, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R).

The Company’s net loss for the three and six months ending June 30, 2007 includes $62,370 and $343,678, respectively, of compensation expense related to stock option awards (“stock options”). As a result, basic and diluted earnings per share for the three and six months ended June 30, 2007 were reduced by $0.001 and $0.008 per share, respectively.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

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

Assumptions:
Risk Free Rate	4.92%
Expected Option Life	5.0	years
Volatility	71.00%
Dividend Yield	0.0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was approximately $0.370 and $0.170 for the three and six months ended June 30, 2007, and no options were granted for the three and six months ended June 30, 2006. No options were exercised during the three and six months ended June 30, 2007 and 2006. As of June 30, 2007, total unrecognized compensation cost related to stock options was approximately $538,126 and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years. The maximum contractual term of the Company’s stock options is 10 years.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2007 and 2006

A summary of the status of stock option activity for the three months ended June 30, 2007 is as follows:

			Weighted Average
		Weighted Average	Contractual Term	Aggregate Intrinsic
Summary of activity:	Number of Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2006:	-	$-	-	$-
Granted	2,597,209	$0.27	10	443,749
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding at June 30, 2007:	2,597,209	$0.27	10	$443,749

Vested and Expected to Vest:	2,597,209
Exercisable:	1,161,269

Available for future grants:	3,804,863

The following table summarizes information about outstanding and exercisable options at June 30, 2007

		Weighted Average			Weighted Average
		Remaining Contractual	Weighted Average		Exercise Prices of
Range of Exercise Prices	Options Outstanding	Life	Exercise Price	Options Exercisable	Options Exercisable
$0.13 to $0.14	1,847,209	9.6	$0.1354	1,111,269	$0.1354
$0.60	750,000	10.0	$0.60	50,000	$0.60
	2,597,209			1,161,269	$0.1554

9. SUBSEQUENT EVENTS

On July 16, 2007, the Company issued a promissory note in the amount of $50,000 to an officer of the Company. This interest free note matures on August 31, 2007 and is secured by the assets of the Company.

During the third quarter of 2007, the Company received $1,250,000 in proceeds through a private placement offering of 9% Senior Secured Convertible Debentures (the “9% Debentures”). The 9% debenture is convertible into common stock at a conversion price of $0.25 and matures in three years. In connection with the private placement, the Company also issued five year warrants to purchase up to 5,000,000 shares of common stock with an exercise price of $0.50 per shares.

The proceeds from the private placement have been allocated on a relative fair value basis between the debt and the warrants. This allocation resulted in notes payable of $300,656, discount on the notes payable and additional paid in capital of $300,656, and $949,344 paid in capital for the warrant issuance.  In addition, since the effective conversion price of the 9% Debentures was less than the market value of the Common Stock on the date of issuance, a beneficial conversion feature equal to the remaining amount of the 9% Debentures was recorded as a further discount to notes payable and an increase to additional paid in capital.  The resulting discount on the 9% Debentures, which is equal to the face amount of the notes, will be amortized to interest expense over the term of the notes.

The Company capitalized $251,544 as deferred financing fees for direct costs of the private placement. The deferred financing fees will be amortized over the term of the debt. Included in deferred financing costs are 100,000 in warrants issued to the placement agent for services provided in connection with the private placement. These warrants had a fair value on the date of issuance of $81,544.

The Company is obligated to file a registration statement registering the resale of the shares of the Common Stock issuable upon conversion of the Debentures, and the Common Stock issuable upon exercise of the Warrants, and the shares of common stock issuable as payment of interest on the Debenture. If the registration statement is not filed within 30 days from the final closing, or declared effective within 90 days thereafter (150 days if the registration statement receives a review by the SEC), the Company is obligated to pay the investors certain fees in the amount of 1.5% of the total purchase price of the Debentures, per month, and the obligations may be deemed to be in default.

 Item 2. Management’s Discussion and Analysis or Plan of Operations

THE  FOLLOWING  DISCUSSION  SHOULD  BE  READ  TOGETHER  WITH  THE  INFORMATION  CONTAINED  IN  THE  FINANCIAL  STATEMENTS  AND  RELATED  NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the audited financial statements of Healthcare Providers for the year ended December 31, 2006 and for the period from January 3, 2005 (commencement of operations) through December 31, 2005. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Current Report on Form 10-QSB, particularly under the headings “Forward Looking Statements.”  As used in this Current Report on Form 10-QSB and unless otherwise indicated, references to the “Company,” “we,” “us,”  and  “our”  for the periods prior to the closing of the Share Exchange and Merger refer to Alpha Motorsport, Inc., and references to the
“Company,” “HPD,” “we,” “us,” and “our” for the periods subsequent to the closing of the Share Exchange and Merger refer to Healthcare Providers Direct, Inc. and assume the consummation of the Share Exchange and Merger and the name change from Alpha Motorsport, Inc. to Healthcare Providers Direct, Inc.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since HPD’s inception, it has experienced significant operating losses and negative cash flows from operations. As of June 30, 2007, we had an accumulated net deficit of
($6,910,143) and a net working capital deficiency of approximately ($741,791). These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses and financial condition, the opinion of our Independent Registered Public Accountants on our audited financial statements for the fiscal year ending December 31, 2006 has included an explanatory paragraph relating to the “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably, sustain positive operating cash flows and on our ability to raise additional capital.

Current trends and outlook

With the launch of one additional diagnostic test during the three months ended June 30, 2007, our current product portfolio contains a total of 15 products. We have increased the number of communications to our contact lists of Primary Care Physicians (Family Practitioners, General Practitioners, Internal Medicine, Obstetricians/Gynecologists, and Pediatricians). This has accelerated the build up of our active Physician customer base. Also, we continue to communicate with our customers on a weekly basis regarding product specific and general practice opportunities we discover. These communications aid us in receiving timely re-orders and the purchase of additional tests by our Physician customers.

In 2007 we have begun clinical studies on two doctor office tests that will allow physicians the ability to receive a diagnosis while the patient is still in the doctor’s office. During the three months ended June 30, 2007, we increased our spending on these clinical studies by 240% over the previous three months ended March 31, 2007, in order to accelerate the FDA approval process. These tests report on two medical conditions that generate some of the largest number of primary care physician visits. By the fourth quarter 2007, we anticipate to receive FDA approval for these tests and be in a position to provide them to our physician network. We also expect to begin the FDA approval process on a third point of care test before the end of 2007.

We have also started the process of identifying heavy user groups of individual rapid diagnostics and are now communicating the benefits and availability of our products to those organizations.

In the later half of 2007 and beyond, it is the Company’s intention to expand upon the formula that proved itself in 2005 and 2006. By communicating the availability of our product portfolio, we cost effectively open new customers on a continual basis, provide high quality service and timely shipping, enjoy a high re-order rate and the expansion by our customers of the number of rapid diagnostics they purchase from us. The objective is to build an ever growing network of physician office customers, increase the number of diagnostics each physician office purchases, expanded the portfolio of novel diagnostics that can be performed in primary care physician offices, and develop relationships with high user groups; the sum of which should deliver increased revenue and gross profit contribution utilizing proven, cost effective communication and marketing methods while maintaining strict expense controls.

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

Three Months Ended June 30, 2007 and 2006

Revenues

Gross revenues for the three months ended June 30, 2007 and 2006 were $168,672 and $113,494, respectively.  The increase in revenues of $55,178 or 32.7% was due primarily to an increase in sales of our Rapid HIV Diagnostic Test in the amount of $37,911. In addition, we saw an increase of $14,417 in our Rapid Thyroid Screening test. There was also additional revenue growth in the amount of $2,850 across our other product lines.

Cost of Sales

Our cost of sales increased to $85,651 for the three months ended June 30, 2007, as compared to $62,228 for the three months ended June 30, 2006. This increase of $23,423 was attributed to the overall increase in sales. Cost of sales as a percentage of product sales decreased to 50.8% in the second quarter of 2007 from 54.8% for the second quarter of 2006.  This decrease was attributed to the increase in higher profit product mix sales.

Gross Margin

Gross profit margins for the three months ended June 30, 2007 increased to 49.2%, which totaled $83,021, from 45.2% for the three months ended June 30, 2006, which represented a gross margin of $51,266. This increase was due primarily to an increase in higher profit product sales.

Expenses

For the three months ended June 30, 2007, operating expenses increased $512,228 to $895,843, as compared to $383,615 for the three months ended June 30, 2006.    These expenses consisted of general and administrative expenses, marketing expenses and Research and Development work on both the Zstat Flu test and Clinical work on two new diagnostic panels during the three months ended June 30, 2007.

General and Administrative

General and administrative expenses totaled $478,191 and $265,992 for the three months ended June 30, 2007 and 2006, respectively. The primary reason for the increase of $212,199 was the recording of option expense in the amounts of $62,370. In addition; $25,096 was spent on investor relations and $32,000 to finalize the company Business Plan.   There was also an increase of $92,733 in combined accounting fees, rent, insurance and other expenses over the previous quarter. The increase in accounting fees of $34,405 is attributable to our reverse merger and the subsequent costs associated with being a Public Company. The increase of insurance expense in the amount of $18,067 pertains to an increase in liability and package insurance premiums.

Included in general and administrative expenses is depreciation of $2,925 and $1,213 for the three months ended June 30, 2007 and 2006, respectively.

Research and Development

Research and development expenses were $160,406 and $10,993 for the three months ended June 30, 2007 and 2006, respectively.  The increase of $149,413 was the result of expanded research into the development of clinical protocols for two new diagnostic panels.

Sales and Marketing

Sales and marketing expenses were $257,246 and $106,630 for the three months ended June 30, 2007 and 2006 respectively. This increase of $150,616 is attributable to an increase in salaries and benefits in the amount of $77,277 for our three new sales and marketing professionals which were hired in late March 2007. In addition, we incurred an additional $73,339 in expense to complete our new marketing effort which established existing business relationships (EBR’s) with potential new customers.

Operating Loss

Our operating loss was $812,822 for the three months ended June 30, 2007, as compared to an operating loss of $332,349 for the three months ended June 30, 2006.   The increase of $512,228 in the operating loss is primarily due to the aforementioned factors as described above.

Other income (Expense)

Other income (expense) was ($2,014) and ($5,124) for the three months ended June 30, 2007 and 2006, respectively.  The decrease of $3,110 was due primarily to a decrease in debt financing as described under the financing section.

Net Loss

The aforementioned factors resulted in a net loss of $814,836 during the three months ended June 30, 2007, as compared to a net loss of $337,473 during the three months ended June 30, 2006, an increase of 58.6%.  These increases were primarily due to the aforementioned factors as described above.

Six Months Ended June 30, 2007 and 2006

Revenues

Gross revenues for the six months ended June 30, 2007 and 2006 were $307,570 and $281,988, respectively.  The increase in revenues of $25,582 or 8.3% was due primarily to an increase in sales of our Rapid HIV Diagnostic Test in the amount of $45,762. In addition, we saw an increase of $5,355 in our Rapid Thyroid Screening test. There was also additional revenue growth in the amount of $20,336 from new products introduced in late 2006 and early 2007. These increases were offset by a decrease in Flu test sales in the amount of $45,871, due to a mild 2006-2007 flu season.

Cost of Sales

Our cost of sales increased to $147,472 for the six months ended June 30, 2007, as compared to $135,273 for the six months ended June 30, 2006. This increase of $12,199 was attributed to the overall increase in sales. Cost of sales as a percentage of product sales decreased to 47.9% for the six months ended June 30, 2007 from 48.0% for the six months ended June 30, 2006.  This decrease was attributed to the increase in higher profit product mix sales.

Gross Margin

Gross profit margins for the six months ended June 30, 2007 increased to 52.1%, which totaled $160,098, from 52.0% for the six months ended June 30, 2006, which represented a gross margin of $146,715. This increase was due primarily to an increase in higher profit product sales.

Expenses

For the six months ended June 30, 2007, operating expenses increased $4,241,490 to $4,952,283, as compared to $710,793 for the six months ended June 30, 2006.    These expenses consisted of general and administrative expenses, merger related expenses, marketing expenses and Research and Development work on both the Zstat Flu test and Clinical work on two new diagnostic panels during the six months ended June 30, 2007.

Merger Related

         Merger related expenses were $2,927,285 for the six months ended June 30, 2007, as compared to $0 for the six months ended June 30, 2006. This increase of $2,927,285 was the result of recording the Investa Capital Partners warrant expense. (See note 1 to the consolidated financial Statements included herin)

General and Administrative

General and administrative expenses totaled $1,331,947 and $494,755 for the six months ended June 30, 2007 and 2006, respectively. The primary reason for the increase of

$837,192 was the recording of option and warrant expense in the amounts of $343,678 and $27,156 respectively.  In addition, $75,000 was spent on new hire recruitment fees and $50,000 to begin contract work on obtaining CPT codes for the products currently in the clinical study phase.  In addition; $25,096 was spent on investor relations and $32,000 to finalize the company Business Plan.   There was also an increase of $283,712 in combined accounting fees, legal, salaries, insurance, rent, and other expenses over the previous six months.

The increase in accounting fees of $94,354 is attributable to our reverse merger and the subsequent costs associated with being a Public Company. The increase in legal expenses of $60,536 is attributable to the various contract negotiations pertaining to new products and the share exchange agreement during the period. The increase in salaries in the amount of $64,620 pertains to additional staffing. The increase in insurance expense in the amount of $26,689 pertains to an increase in liability and package insurance premiums. The increase of $14,691 in rent expense is related to a new lease agreement entered during the period to rent additional office space at the current location.  We also saw an increase of $21,822 related to various other expenses.

Included in general and administrative expenses is depreciation of $5,152 and $2,351 for the six months ended June 30, 2007 and 2006, respectively.

Research and Development

Research and development expenses were $207,688 and $28,733 for the six months ended June 30, 2007 and 2006, respectively.  The increase of $178,955 was the result of expanded research into the development of clinical protocols for two new diagnostic panels.

Sales and Marketing

Sales and marketing expenses were $485,363 and $187,305 for the six months ended June 30, 2007 and 2006 respectively. This increase of $298,058 is attributable to an increase in salaries and benefits in the amount of $89,415 for our three new sales and marketing professionals which were hired in late March 2007. In addition, we incurred an additional $203,425 in expense to complete our new marketing effort which established existing business relationships (EBR’s) with potential new customers.

Operating Loss

Our operating loss was $4,792,185 for the six months ended June 30, 2007, as compared to an operating loss of $564,078 for the six months ended June 30, 2006. The increase of $4,228,107 in the operating loss is primarily due to the aforementioned factors as described above.

Other income (Expense)

Other income (expense) was ($4,954) and ($6,696) for the six months ended June 30, 2007 and 2006, respectively. The decrease of $1,742 was due primarily to a decrease in debt financing as described under the financing section.

Net Loss

The aforementioned factors resulted in a net loss of $4,797,139 during the six months ended June 30, 2007, as compared to a net loss of $570,774 during the six months ended June 30, 2006, an increase of 88.1%. These increases were primarily due to the aforementioned factors as described above.

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

As of June 30, 2007, Healthcare Providers Direct, Inc. had Current Assets in the amount of $253,112, consisting of $10,891 in Cash and Cash Equivalents, $51,226 in Accounts Receivable, and $107,877 in Inventory and $83,118 in Prepaid Expenses. As of June 30, 2007, Healthcare Providers Direct had Current Liabilities in the amount of $994,903, consisting of $785,708 in Accounts Payable and Accrued Liabilities, $119,195 in Revenue Share Liabilities, and $90,000 in Short Term Loans. This resulted in negative working capital in the amount of ($741,791).

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

On June 1, 2006, the Company issued promissory notes in the aggregate principal amount of $90,000 to the officers of the Company. These notes mature on June 1, 2007, accrue interest at 8.5% and are secured by the assets of the Company, subject to the security interest of the Board member who issued the convertible note payable (Note 3). On June 28, 2007 the maturity date of this note was extended to December 31, 2007 at a per annum rate of 11.5%.

Future Liquidity and Capital Needs

Based upon our current working capital position, current operating plans and expected business conditions, Management believes that there will be sufficient working capital to finance operations through 2007, however, there is no assurance that the recent financing will be sufficient to fund operations until sales and profitability improve to the point that we are able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

On July 16, 2007, the Company issued a promissory note in the amount of $50,000 to an officer of the Company. This interest free note matures on August 31, 2007 and is secured by the assets of the Company.

During the third quarter of 2007, the Company received $1,250,000 in proceeds through a private placement offering of 9% Senior Secured Convertible Debentures (the “9% Debentures”). The 9% debenture is convertible into common stock with a conversion price of $0.25 and has a par value of $0.001. In connection with the private placement, the Company issued an equal number of five year warrants to purchase an equal number of shares of common stock with an exercise price of $0.50 per shares.

The proceeds from the private placement have been allocated on a relative fair value basis between the debt and the warrants in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” as follows.  This allocation resulted in notes payable of $300,656, discount on the notes payable and additional paid in capital of $300,656, and $949,344 paid in capital for the warrant issuance.

The Company capitalized $251,544 as deferred financing fees for direct costs of the private placement. The deferred financing fees will be amortized over the term of the debt. Included in deferred financing costs are 100,000 in warrants issued to the placement agent for services provided in connection with the private placement. These warrants had a fair value on the date of issuance of $81,544.

The Company is obligated to file a registration statement registering the resale of the shares of the Common Stock issuable upon conversion of the Debentures, and the Common Stock issuable upon exercise of the Warrants, and the shares of common stock issuable as payment of interest on the Debenture. If the registration statement is not filed within 30 days from the final closing, or declared effective within 90 days thereafter (150 days if the registration statement receives a review by the SEC), the Company is obligated to pay the investors certain fees in the amount of 1.5% of the total purchase price of the Debentures, per month, and the obligations may be deemed to be in default.

The timing and degree of any future capital requirements will depend on many factors, including:

•	The magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangement for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents; and claims; and

•	the number and type of product candidates that we pursue.

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

Contractual Obligations Balances:

	2007	2008
Office Lease	$46,475	$15,081

The Company has two licensing agreements for diagnostic tests with terms generally ranging from one to three years, which require the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet these minimum ordering amounts, the agreements can be terminated by the licensing party. Minimum orders (expressed as number of units) required under existing agreements for the next two years are as follows:

                                                                                                                           2007           51,320 units
                                                                                                                           2008           75,000 units

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2007, the company raised an additional $1,303,000 in connection with the Series B Private Placement. In connection with the offering, the placement agent was issued warrants to purchase 1,368,847 shares of series B Convertible Preferred Stock on the same terms and conditions as the investors. Upon the closing of the Share Exchange, 2,548 shares of Series B Convertible Preferred Stock were exchanged for 18,751,734 shares of common stock of the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1937, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Providers Direct, Inc.

Date: August 14, 2007	By: /s/ Norman Proulx

Norman Proulx
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial
and Accounting Officer)