Form 10QSB
period 2007-09-30
HEALTHCARE PROVIDERS DIRECT INC.
filed 2007-11-14
CIK 1305748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

(Mark One)	FORM 10-QSB

[X]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2007 – 44,879,038 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

HEALTHCARE PROVIDERS DIRECT, INC.

Healthcare Providers Direct, Inc.
Condensed Balance Sheet
September 30, 2007 (unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$962,542
Accounts receivable, net of allowance for doubtful accounts, of $33,345	41,020
Deferred financing costs - current	135,530
Inventories	152,479
Prepaid and other current assets	66,423
Total current assets	1,357,994

Deferred financing costs – long term , net of amortization of $10,851	260,209
Equipment, net of accumulated depreciation of $18,930	19,381
Intangible assets, net of accumulated amortization of $27,778	22.222
Total assets	$1,659,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,921
Accrued expenses and other current liabilities	310,808
Accrued royalties	114,179
Convertible notes payable, net of discounts of $2,055,172	94,828
Note payable – related party	90,000
Total current liabilities	863,736

Total liabilities	863,736

Commitments and contingency	-

Stockholders’ equity
Common stock, $.001 par value;
375,000,000 shares authorized; 44,879,038 shares issued and outstanding	44,879
Additional paid-in capital	8,585,240
Accumulated deficit	(7,834,049)
Total stockholders’ equity	796,070
Total liabilities and stockholders’ equity	$1,659,806

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.
Condensed Statements of Operations
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues, net	$131,581	$119,212	$439,151	$401,200
Cost of revenues	69,828	46,709	217,300	181,981

Gross profit	61,753	72,503	221,851	219,219

Operating expenses:
Research and development	63,958	6,173	271,645	34,906
Sales and marketing costs	115,627	81,096	600,990	268,401
Issuance of warrants in connection with reverse merger	-	-	2,927,285	-
General and administrative	694,402	285,019	2,026,349	779,774

Total operating expenses	873,987	372,288	5,826,269	1,083,081

Loss from operations	(812,234)	(299,785)	(5,604,418)	(863,862)

Other income and expense:
Interest income	3,587	14	5,895	172
Interest expense	(115,259)	(7,663)	(122,522)	(14,517)
Other income, net	(111,672)	(7,649)	(116,627)	(14,345)
Net loss	$(923,906)	$(307,434)	$(5,721,045)	$(878,207)

Cumulative dividends on Preferred Stock	-	(11,680)	-	(40,482)
Net loss applicable to Common Shareholders	$(923,906)	$(319,114)	$(5,721,045)	$(918,689)

Net Loss Per Common Share -Basic and Diluted	$(0.02)	$(0.02)	$(0.13)	$(0.05)
Weighted average common shares - Basic and Diluted (1)	44,874,038	20,360,979	44,867,371	19,852,363
(1) On an as-converted basis

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Series B Convertible						Total
	Preferred Stock (1)		Common Stock				Stockholders’
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Equity/ (Deficiency)
Balance as of December 31, 2006	-	$-	44,464,038	$44,464	$1,328,392	$(2,113,004)	$(740,148)

Issuance of Series B Preferred stock	1,303	1,144,153	-	-	-	-	1,144,153
Series B Preferred Stock conversion	(1,303)	(1,144,153)	-	-	1,144,153	-	-
Issuance of common stock in connection with reverse merger	-	-	400,000	400	499,600	-	500,000
Issuance of common stock for services	-	-	15,000	15	23,535	-	23,550
Beneficial conversion of convertible notes	-	-	-	-	655,830	-	655,830
Warrants issued to placement agent on issuance of convertible notes	-	-	-	-	118,005	-	118,005
Stock based compensation expense	-	-	-	-	378,200	-	378,200
Issuance of warrants in connection with convertible notes	-	-	-	-	1,483,084	-	1,483,084
Warrants issued to board members for services	-	-	-	-	27,156	-	27,156
Issuance of warrants in connection with reverse merger	-	-	-	-	2,927,285	-	2,927,285
Net loss for the nine months . ended September 30, 2007	-	-	-	-	-	(5,721,045)	(5,721,045)

Balance as of September 30, 2007	-	$-	44,879,038	$44,879	$8,585,240	$(7,834,049)	$796,070

(1) See Note 1 of the Notes to the Condensed Financial Statements for a discussion of the Series A Preferred.

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

Cash flows from operating activities:
Net loss	$(5,721,045)	$(878,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,327	2,591
Amortization and write off of intangible assets	130,556	41,666
Amortization of debt discount on convertible notes	83,742	-
Amortization of deferred financing costs	10,851	-
Stock-based compensation expense	378,200	-
Issuance of common stock for services	23,550	-
Issuance of warrants for services	27,156	-
Issuance of warrants in connection with reverse merger	2,927,285	-
Provision for doubtful accounts	-	12,154
Changes in operating assets and liabilities:
Accounts receivable	19,140	2,352
Inventories	8,592	(44,508)
Prepaid expenses and other current assets	(35,926)	(23,595)
Accounts payable	(136,715)	151,563
Accrued expenses	(266,866)	256,476
Net cash used in operating activities	(2,543,153)	(479,508)

Cash flows from investing activities:
Purchases of equipment	(13,367)	(1,341)
Net cash used in investing activities	(13,367)	(1,341)

Cash flows from financing activities:
Proceeds from notes payable	50,000	240,000
Repayment of notes payable	(300,000)	-
Proceeds from issuance of common stock	500,000	-
Proceeds from convertible notes, net of issuance costs of $288,585	1,861,415	-
Proceeds from sale of Series B preferred stock, net of issuance costs of $158,847 and $0 respectively	1,144,153	125,000
Net cash provided by financing activities	3,255,568	365,000

Net increase (decrease) in cash and cash equivalents	699,048	(115,849)
Cash and cash equivalents at beginning of period	263,494	122,976
Cash and cash equivalents at end of period	$962,542	$7,127

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$19,892	$2,638
Cash paid during period for taxes	1,830	750

Supplemental Non-Cash Financing Transactions:
Conversion of note payable into Series A redeemable preferred stock (1)	$-	$41,666
Conversion of Series B preferred stock into common stock (2)	1,144,153	-
Beneficial conversion on convertible notes (2)	655,830	-
Warrants issued to holders of convertible notes (2)	1,483,084	-
Warrants issued to placement agent on issuance of convertible notes (2)	118,005	-

(1) See Note 1 of the Notes to the Condensed Financial Statements for a discussion of the Series A Preferred.
(2) See Note 5 of the Notes to the Condensed Financial Statements for a discussion of the Convertible Notes Payable

See accompanying notes to condensed financial statements.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

I.       BASIS OF PRESENTATION

Basis of Presentation—Healthcare Providers Direct, Inc (the “Company”) was incorporated in the state of Delaware on October 29, 2004 and commenced operations on January3, 2005. The Company, located in Lawrenceville, New Jersey, sells and distributes diagnostic tests directly to physician offices and other healthcare providers in the United States. During the nine months ended September 30, 2007, the Company completed a share exchange with a public shell company (Reverse Merger) that was treated as a capital transaction, which requires equity to be restated to reflect the merger and share exchange as of the earliest period presented.

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

	Common stock of HPD before share exchange	Shares of common stock in registrant after share exchange
Series A Preferred Stock	577	4,246,370
Series B Preferred Stock	2,548	18,751,734
Common Stock	1,558	11,465,934
Total	4,683	34,464,038

Total outside shares of Alpha Mortorsport, Inc. issued upon closing of share exchange		10,000,000
Total shares outstanding subsequent to the share exchange		44,464,038

 In connection with the Share Exchange Agreeemnt, the Company assumed the obligation to register up to 400,000 shares of common stock issued by Alpha in a private placement (the “Alpha Private Placement”).  In return, the Company received $500,000 upon the closing of the Merger on February 7, 2007 for issuance of 400,000 shares of common stock.

Upon the closing of the Share Exchange, Alpha Motorsport, Inc. had 10,000,000 shares of common stock issued and outstanding and subsequent to the Share Exchange the Company had 44,464,038 shares of common stock issued and outstanding. Upon the closing of the Merger on February 7, 2007, HPD became a wholly-owned subsidiary of the Company. The share exchange was accounted for as a reverse merger for accounting purposes. As a result, the Company treated the merger as a capital transaction and has retroactively revised shareholders’ equity to give effect to the merger. Prior to the reverse merger, each share of Series A and Series B preferred stock of HPD was automatically converted into one share of common stock. Effective with the reverse merger, all shares of common stock of HPD were exchanged for shares in the registrant, in accordance with the Share Exchange Agreement. In connection with the Series B Private Placement financing, the Company issued warrants to brokers with the right to purchase up to 1,368,847 shares of common stock at an exercise price of $0.1359.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

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

The Company valued the put feature associated with these warrants and determined that the value did not have a significant impact on the financial statements for the nine month period ended September 30, 2007.

Liquidity— The Company has net losses of ($5,721,045) and negative cash flow from operating activities of ($2,543,153) for the nine months ended September 30, 2007, and an accumulated deficit of ($7,834,049) as of September 30, 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has taken steps to mitigate the negative operating results by attempting to increase their sales by expanding their market, introducing new products, and increasing the emphasis on sales and marketing. The Company’s ultimate success is dependent upon fulfilling its operating plans and raising additional capital or financing. The Company completed a Share exchange into a public company shell on February 7, 2007, thereby offering access to the public markets (as mentioned above). The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates used in the Company’s financial statements included depreciation rates, allowances for doubtful accounts, and valuations of options and warrants. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements — In June, 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109. FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on our results of operations or financial position. As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at September 30, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at September 30, 2007. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

3.       NOTES PAYABLE

On January 22, 2007, the Company paid off the $150,000 note payable outstanding at December 31, 2006. On February 7, 2007, the Company paid off the $100,000 bridge loan outstanding at December 31, 2006.  On June 28, 2007, the maturity date of the note dated June 1, 2006 in the amount of $90,000  was extended to December 31, 2007 at a per annum rate of 11.5%.

  On August 9, 2007, the Company paid off the July 16, 2007 $50,000 non-interest bearing loan from management.

4.       CONVERTIBLE NOTES PAYABLE

 From July 31, 2007 through August 31, 2007, the Company issued $2,150,000 of its 9% Senior Secured Convertible Debentures (the “Debentures”) in a private placement. The debentures are convertible into the Company’s common stock, at the option of the holder, at any time up to maturity at an initial conversion price equal to $0.25 per share. The debentures have a three-year term and accrue interest at 9% per year.

Accrued interest on the convertible debt is payable semi-annually in cash or in Common Stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest at September 30, 2007 is approximately $28,000.

Beginning on the six-month anniversary of the Closing of each Debenture, and continuing on the same day of each successive month thereafter, the Company must repay 1/29th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in Common Stock, at the Company’s option. If prepaid in Common Stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the Common Stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date. Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of Common Stock on each prepayment date is subject to the condition that the Registration Statement must be effective on such prepayment date and available for use by the investors.

The Company will have the ability to cause the investors to convert their Debentures and any accrued but as yet unpaid interest thereon into Common Stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the Common Stock exceeded 200% of the conversion price then in effect for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the Common Stock during such 20 consecutive trading day period exceeded 125,000 shares.

For each aggregate face amount of Debentures purchased, each investor received a Warrant to purchase such number of shares of Common Stock equal to the aggregate face amount of their respective Debenture divided by the Conversion Price.  The Warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  At September 30, 2007 there are 8,600,000 warrants outstanding with an aggregate value of $1,483,000.  The costs associated with the warrants were recorded as a debt discount and are being amortized using the effective interest method over the 3 year term of the notes.  For the three and nine months ended September 30, 2007, approximately $60,000 of this debt discount was expensed and the remaining balance approximated $1,424,000 at September 30, 2007.

In addition, the debentures conversion feature has been valued at approximately $656,000 due to the excess of the market value of the Common Stock over the conversion price. The discount attributable to the beneficial conversion is being amortized using the effective interest method over the term of the debentures and approximately $24,000 is reflected in interest expense in the accompanying statement of operations for the three months and nine months ended September 30, 2007.

In consideration for placement services, the Company has paid the Placement Agent a commission of 8% of the gross proceeds of the debentures plus 5-year warrants to purchase up to such number of Warrants equal to 8% of the aggregate amount of Securities subscribed for at $0.50 per share.  The commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs which approximated $407,000 of which $118,000 were related to the issuance of warrants and approximately $289,000 was paid as cash for placement agent fees and various other direct costs of issuance.  The deferred financing costs are being amortized using the effective interest method over the term of the debentures. Approximately $11,000 was charged to operations for the three and nine months ended September 30, 2007.

On September 28, 2007, the Company filed a registration statement on form SB-2 with the United States Securities and Exchange Commission in connection with the above mentioned financing activities.The following table summarizes the above mentioned transaction as of September 30, 3007.

Convertible notes payable		$2,150,000
Debt discount on convertible notes attributable to beneficial conversion	655,830
Less: Amortization	(24,183)	(631,647)

Debt discount attributable to warrants	1,483,084
Less: Amortization	(59,559)	(1,423,525)

Convertible notes payable, net of discounts		$94,828

5.       INCOME TAXES

The Company has incurred losses since inception, which have resulted in net operating loss carry forwards (NOL’s).

The tax effect of the temporary differences that give rise to the Company’s net deferred tax assets (in thousands) at September 30, 2007 are as follows:

Assets:
Deferred tax assets:
Net operating loss carry forwards	$1,640,000
Allowance for doubtful accounts	13,000
Stock based compensation	162,000
Accrued salaries	96,000

Subtotal	1,911,000
Valuation allowance	(1,911,000)
Net deferred tax assets	$-

The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the Company’s inability to generate profits to utilize the NOL’s. The net increase in the valuation allowance is primarily related to increases in federal and state NOL carryovers.

The Company has approximately $1,600,000 in federal and state NOL’s expiring beginning in 2025 and 2012, respectively, as of December 31, 2006.  Pursuant to Section 382 of the Internal Revenue Code, in the event of an ownership change of more than 50%, the ability of the Company to utilize the NOL carry forwards may be limited.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

6. COMMITMENTS AND CONTINGENCY

Consulting Agreements

On January 14, 2005, the Company entered into a consulting arrangement with W. Barry McDonald, under which, Mr. McDonald is to provide the Company with certain business development assistance in exchange for monthly payments, success fees and stock options to earn up to 5% of the Company’s common stock on a fully diluted basis. Mr. McDonald was also given a seat on the Company’s Board of Directors. Subsequent to the adoption of the Company’s Stock Option Plan, in February 2007, our Board of Directors agreed to grant W. Barry McDonald an option to purchase one share of HPD Common Stock (pre-merger common stock) for every five hours of consulting services that Mr. McDonald provides to HPD in 2007. The exercise price for each share of HPD Common Stock is $0.1354 per share (on a post-merger basis). Mr. McDonald agreed to work with our management team and provide 36 hours of consulting services per month, such consulting services consisting of identifying and developing relationships with companies whose diagnostic products are consistent with our strategy (each, a “Target”) and objectives and assisting us with the implementation of our business model. Such options vest at the end of each quarter following the performance of the consulting services by Mr. McDonald. In connection with the agreement noted above, Mr. McDonald was granted 890,487 options valued at $80,144, which represented 4% of the Company on a fully-diluted basis as of December 14, 2006.

Mr. McDonald shall have the right to earn the remaining 1% of the Company’s Common Stock on a fully-diluted basis as set forth above, upon the consummation of a definitive agreement with a Target. The exercise price for such shares of HPD Common Stock is $0.1354 per share.

        Leases

In January 2006, the Company entered into a two year lease agreement with an annual rent of $75,350 per year. In March 2007, the Company entered into a one year lease for additional rental space with annual rent in the amount of $17,600 per year.  Office lease commitments as of September 30, 2007 are as follows:

	Remaining 2007	2008
Office Lease commitment schedule	$23,238	$15,081

       Purchase Commitments

       The Company has two licensing agreements for diagnostic tests with terms generally ranging from one to three years, which require the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet these minimum ordering amounts, the agreements can be terminated by the licensing party. Minimum orders (expressed as number of                .       units) required under existing agreements for the next two years as of September 30, 2007, are as follows:

	Number of Units	Amount

2007	25,280	$81,548
2008	75,000	241,935

Total	100,280	$323,483

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

7.       DEFINED CONTRIBUTION RETIREMENT PLAN

The Company maintains a 401(k) plan for its employees. Employees are eligible to participate in the plan immediately upon joining the Company. Under the terms of the plan, employees are entitled to contribute from 1% to 20% of their total compensation, within the limitations established by the Internal Revenue Code. The Company has agreed to make matching contributions in the amount of 100% on the first 5% of the elective deferral. For the three and nine months ended September 30, 2007, the Company’s contribution was approximately $5,500 and $15,625, respectively, as compared to the same prior year periods of $1,125 and $7,125, respectively.

8.       STOCK BASED COMPENSATION

On December 18, 2006, the HPD Board of Directors adopted the Healthcare Providers Direct, Inc. Stock Option Plan (the “Plan”) which provides for the grant of Incentive Stock Options and Nonqualified Stock Options. On December 27, 2006 our shareholders approved the Plan.

The Board of Directors has approved and adopted the 2007 Stock Incentive Plan by Unanimous Written Consent effective and dated June 26, 2007. Options granted on March 28, 2007 to HPD employees were exchanged for options granted to the same employees under the 2007 HPD’s Incentive Stock Option Plan for an equal number of options originally granted in March and at the exercise price representing the closing price of the Company’s common stock on June 26, 2007. This transaction was accounted for as a modification.

Key employees, consultants and non-employee directors of the Company are eligible to receive awards under the Plan. Except to the extent set forth in any award agreement to the contrary, options granted under the Plan vest in three equal annual installments for non-employee directors and in four equal annual installments for all other option holders commencing on the first anniversary of the date of grant. Options are granted at no less than fair market value of the Company’s stock on the date of grant.

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

There are 6,402,672 shares of Common Stock reserved for issuance upon the exercise of options. Options have a term of ten years. In the event of a termination of employment or service, options that are vested at the time of such termination generally remain exercisable for ninety days in the event of involuntary termination or termination due to retirement or disability, and for one year in the event of termination due to death. Vested options are immediately canceled upon termination for “Cause”. All unvested options are canceled immediately upon termination for any reason. Upon the date of a “change in control”, all outstanding unvested options become immediately vested and fully exercisable.

With the initial grants of stock options during the nine months ended September 30, 2007, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R).

The Company’s net loss for the three and nine months ending September 30, 2007 includes $34,522 and $378,200, respectively, of compensation expense related to stock option awards (“stock options”).

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

Stock Options
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by the estimated forfeiture rate. The Company does not anticipate any forfeitures. The estimated fair market value of each stock option award was determined on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the nine months ended September 30, 2007:

Assumptions:
Risk-free interest rate	4.6%
Expected option life in years	5.0	years
Expected stock price volatility	85.7%
Expected dividend yield	0.0%

The computation of the expected option life is based on a weighted-average calculation combining the average life of options that have already been exercised and post-vest cancellations with the estimated life of the remaining vested and unexercised options. The expected volatility is based on The Company’s historical stock price. The risk-free interest rate is based on the U.S. Treasury yield curve over the expected term of the option. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company’s estimated forfeiture rate is based on its historical experience.

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was approximately $0.203 and $0.143 for the three and nine months ended September 30, 2007, respectively, and no options were granted for the three and nine months ended September 30, 2006. No options were exercised during the three and nine months ended September 30, 2007 and 2006. As of September 30, 2007, total unrecognized compensation cost related to stock options was approximately $230,460 and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years. The maximum contractual term of the Company’s stock options is 10 years.

Healthcare Providers Direct, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007 and 2006

A summary of the status of stock option activity for the nine months ended September 30, 2007 is as follows:

		Weighted	Weighted Average	Aggregate
Summary of activity:	Number of Shares	Exercise Average Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2006:	-	$-	-	$-
Granted	2,697,209	$0.28	10	760,112
Exercised	-	$-	-	-
Cancelled	(350,000)	$0.60	-	(210,000)
Outstanding at September 30, 2007:	2,347,209	$0.23	10	$550,112

Vested and Expected to Vest:	2,347,209
Exercisable:	1,161,269

Available for future grants:	4,054,863

The following table summarizes information about outstanding and exercisable options at September 30, 2007

		Weighted Average			Weighted Average
		Remaining Contractual	Weighted Average		Exercise Prices of
Range of Exercise Prices	Options Outstanding	Life	Exercise Price	Options Exercisable	Options Exercisable
$0.13 to $0.14	1,847,209	9.35	$ 0.1354	1,111,269	$ 0.1354
$0.60	500,000	9.66	$ 0.60	50,000	$ 0.60
	2,347,209			1,161,269	$0.1554

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of  business. Since HPD’s inception, it has experienced significant operating losses and negative cash flows from operations. As of September 30, 2007, we had an accumulated net deficit of ($7,834,049), and a net loss of ($5,721,045) and negative cash flow from operating activities of ($2,543,153) for the nine months ended September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses and financial condition, the opinion of our Independent Registered Public Accountants on our audited financial statements for the fiscal year ending December 31, 2006 has included an explanatory paragraph relating to the “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably, sustain positive operating cash flows and on our ability to raise additional capital.

Current trends and outlook

With the launch of one additional diagnostic test during the nine months ended September 30, 2007, our product portfolio totaled 15 products. We have increased the number of communications to our contact lists of Primary Care Physicians (Family Practitioners, General Practitioners, Internal Medicine, Obstetricians/Gynecologists, and Pediatricians). This has accelerated the build up of our active Physician customer base. Also, we continue to communicate with our customers on a weekly basis regarding product specific and general practice opportunities we discover. These communications aid us in receiving timely re-orders and the purchase of additional tests by our Physician customers.

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

In the fourth quarter of 2007 and beyond, it is the Company’s intention to expand upon the formula that proved itself in 2005 and 2006. By communicating the availability of our product portfolio, we are able to cost effectively generate new customers on a continual basis, provide a high level of quality service and enjoy a high re-order rate by our customers for the rapid diagnostic tests they purchase from us. The objective is to build an ever growing network of physician office customers, increase the number of diagnostics each physician office purchases, expand the portfolio of novel diagnostics that can be performed in primary care physician offices, and develop relationships with high user groups; the sum of which should deliver increased revenue and gross profit contribution utilizing proven, cost effective communication and marketing methods while maintaining strict expense controls.

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
The results of operations provided below consist only of Healthcare Providers Direct, Inc.

Three Months Ended September 30, 2007 and 2006

Revenues

Gross revenues for the three months ended September 30, 2007 and 2006 were $131,581 and $119,212, respectively.  The increase in revenues of $12,369 or 10.4% was primarily due to an increase in sales of our Rapid HIV Diagnostic Test in the amount of $27,826. In addition, there was a decrease of $10,882 in our Rapid flu test. There was also additional revenue decreases across our other product lines in the amount of $4,575.

Cost of Sales

Our cost of sales increased to $69,828 for the three months ended September 30, 2007, as compared to $46,709 for the three months ended September 30, 2006. This increase of $23,119 was attributed primarily to the overall increase in sales. Cost of sales as a percentage of product sales increased to 53.1% in the third quarter of 2007 from 39.2% for the third quarter of 2006.  This increase was attributed to the increase in lower profit product mix sales.

Gross Profit

Gross profit for the three months ended September 30, 2007 decreased to $61,753 or 46.9% of revenues from $72,503 or 60.8% of revenues for the three months ended September 30, 2006. The decrease in the gross profit percentage was due primarily to a decrease in higher profit product sales.

Expenses

For the three months ended September 30, 2007, operating expenses increased $501,699 to $873,987, as compared to $372,288 for the three months ended September 30, 2006.    These expenses consisted of general and administrative expenses, marketing expenses and clinical research and development work on two new diagnostic panels during the three months ended September 30, 2007.

General and Administrative

General and administrative expenses increased $409,383 to $694,402 for the three months ended September 30, 2007, as compared to $285,019 for the three months ending September 30, 2006. These increases were partially a result of increases to the spending of $90,000 to finalize our coding work and strategic direction for the products currently in the clinical study phase. In addition there was the recording of the write off of the intangible asset in the amount of $88,889. There was also an increase of $155,531 in combined investor relation and accounting fees over the previous quarter. The increase in investor relation fees of $89,130 and accounting fees of $66,401 is attributable to our reverse merger and the subsequent costs associated with being a Public Company.  We also recorded stock based compensation in the amount of $34,522 and amortization of deferred financing costs in the amount of $10,851. There was also an increase of $22,483 in liability and package insurance premiums.
Research and Development

Research and development expenses were $63,958 and $6,173 for the three months ended September 30, 2007 and 2006, respectively.  The increase of $57,785 was the result of expanded research into the development of clinical protocols for two new diagnostic panels.

Sales and Marketing

Sales and marketing expenses were $115,627 and $81,096 for the three months ended September 30, 2007 and 2006 respectively. This increase of $34,531 is attributable to an increase in salaries and benefits in the amount of $40,338 for our new sales and marketing professionals which were hired in late March 2007.

Operating Loss

Our operating loss was $812,234 for the three months ended September 30, 2007, as compared to an operating loss of $299,785 for the three months ended September 30, 2006.   The increase of $512,449 in the operating loss is primarily due to the aforementioned factors as described above.

Other Income (Expense)

Other income (expense) was ($111,672) and ($7,649) for the three months ended September 30, 2007 and 2006, respectively.  The increase of $104,023 was due primarily to the amortization of the debt discount on convertible debentures of approximately $84,000 and the interest expense on the convertible debentures of $28,000 issued with the convertible notes payable as described under the financing section.

Net Loss

The aforementioned factors resulted in a net loss of $923,906 during the three months ended September 30, 2007, as compared to a net loss of $307,434 during the three months ended September 30, 2006, an increase of 200.5%.  These increases were primarily due to the aforementioned factors as described above.

Nine Months Ended September 30, 2007 and 2006

Revenues

Gross revenues for the nine months ended September 30, 2007 and 2006 were $439,151 and $401,200, respectively.  The increase in revenues of $37,951 or 9.5% was primarily due to an increase in sales of our Rapid HIV Diagnostic Test in the amount of $73,588. In addition, we saw an increase of $7,993 in our Rapid Thyroid Screening test. There was also additional revenue growth in the amount of $9,672 from new products introduced in late 2006 and early 2007. These increases were offset by a decrease in Flu test sales in the amount of $53,302 due to a mild 2006-2007 flu season.

Cost of Sales

Our cost of sales increased to $217,300 for the nine months ended September 30, 2007, as compared to $181,981 for the nine months ended September 30, 2006. This increase of $35,319 was primarily attributed to the overall increase in sales. Cost of sales as a percentage of product sales increased to 49.5% for the nine months ended September 30, 2007 as compared to 45.4% for the nine months ended September 30, 2006.  This increase was attributed to the increase in lower profit product mix sales.

Gross Profit

Gross profit for the nine months ended September, 30 2007 decreased to 50.5% of revenues from 54.6% of revenues for the nine months ended September 30, 2006. This decrease in the gross percentage was due primarily to a decrease in higher profit product sales.

Expenses

For the nine months ended September 30, 2007, operating expenses increased $4,743,188 to $5,826,269, as compared to $1,083,081 for the nine months ended September 30, 2006.    These expenses consisted of general and administrative expenses, merger related expenses, marketing expenses and clinical research and development work on two new diagnostic panels during the nine months ended September 30, 2007.

Merger Related

         Merger related expenses were $2,927,285 for the nine months ended September 30, 2007, as compared to $0 for the nine months ended September 30, 2006. This increase of $2,927,285 was the result of recording the Investa Capital Partners warrant expense. (See note 1 to the financial Statements included herein)

General and Administrative

General and administrative expenses increased $1,246,575 to $2,026,349 for the nine months ended September 30, 2007, as compared to $779,774 for the nine months ended September 30, 2006. These increases were partially a result of recording stock based compensation in the amounts of $405,356 and $0 for the nine months ended September 30, 2007 and 2006, respectively. In addition, $392,904 in combined accounting, investor relations and legal fees was spent over the previous nine months. This increase in accounting fees of $159,807, investor relation fees of $131,725 and legal fees of $101,372 is attributable to our reverse merger and the subsequent costs associated with being a Public Company. There was also the spending of $140,000 on finalizing our coding work and strategic direction for the products currently in the clinical study phase and $75,000 for new hire recruitment fees. There was also the recording of the write off of the intangible asset in the amount of $88,889 and an increase in insurance expense of $48,764 and salaries of $38,119.

Research and Development

Research and development expenses were $271,645 and $34,906 for the nine months ended September 30, 2007 and 2006, respectively.  The increase of $236,739 was the result of expanded research into the development of clinical protocols for two new diagnostic panels.

Sales and Marketing

Sales and marketing expenses were $600,990 and $268,401 for the nine months ended September 30, 2007 and 2006 respectively. This increase of $332,589 is attributable to an increase in salaries and benefits in the amount of $129,752 for our new sales and marketing professionals hired in late March 2007. In addition, we incurred an additional $203,425 in expense to complete our new marketing effort which established existing business relationships (EBR’s) with potential new customers.

Operating Loss

Our operating loss was $5,604,418 for the nine months ended September 30, 2007, as compared to an operating loss of $863,862 for the nine months ended September 30, 2006. The increase of $4,740,556 in the operating loss is primarily due to the aforementioned factors as described above.

Other Income (Expense)

Other income (expense) was ($116,627) and ($14,345) for the nine months ended September 30, 2007 and 2006, respectively. The increase of $102,282 was due primarily to the amortization of the debt discount on convertible debentures of approximately $84,000 and the interest expense on the convertible debentures of $28,000 issued with the convertible notes payable as described under the financing section.

Net Loss

The aforementioned factors resulted in a net loss of $5,721,045 during the nine months ended September 30, 2007, as compared to a net loss of $878,207 during the nine months ended September 30, 2006, an increase of 551%. The increase in the net loss was primarily due to the factors as described above.

Seasonality

Our operations have historically been seasonal, with higher revenues generally occurring in the first half of our fiscal year (January to June) as a result of increased demand for our services and products during the flu, strep, and RSV seasons.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company sold $2,150,000 of its 9% Senior Secured Convertible Debentures (the “Debentures”) in a private placement from July 31, 2007 through August 31, 2007. The debentures are convertible into the Company’s common stock at the option of the holder at any time up to maturity at an initial conversion price equal to $0.25 per share. The debentures have a three-year term and accrue interest at 9% per year.

 Accrued interest on the convertible debt  is payable semi-annually in cash or in Common Stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest at September 30, 2007 is approximately $28,000.

Beginning on the six-month anniversary of the Closing of each Debenture, and continuing on the same day of each successive month thereafter, the Company must repay 1/29th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in Common Stock, at the Company’s option. If prepaid in Common Stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the Common Stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date. Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of Common Stock on each prepayment date is subject to the condition that the Registration Statement must be effective on such prepayment date and available for use by the investors.

The Company will have the ability to cause the investors to convert their Debentures and any accrued but as yet unpaid interest thereon into Common Stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the Common Stock exceeded 200% of the conversion price then in effect for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the Common Stock during such 20 consecutive trading day period exceeded 125,000 shares.

For each aggregate face amount of Debentures purchased, each investor received a Warrant to purchase such number of shares of Common Stock equal to the aggregate face amount of their respective Debenture divided by the Conversion Price.  The Warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  At September 30, 2007 there are 8,600,000 warrants outstanding with an aggregate value of $1,483,000.  The estimated fair value of the warrant cost of $1,483,000 was recorded as a debt discount and is being amortized using the effective interest method over the 3 year term of the notes.  For the three and nine months ended September 30, 2007, approximately $60,000 was expensed as debt discount costs leaving a remaining balance of approximately $1,424,000.

The convertible debentures contained embedded derivatives due to the beneficial conversion features totaling approximately $656.000 which is being amortized using the effective interest method over the term of the debentures. $24,000 is reflected in interest expense related to beneficial conversion on the accompanying statement of operations for the three months and nine months ended September 30, 2007.

In consideration for placement services, the Company has paid the Placement Agent a commission of 8% of the gross proceeds of the Offering plus 5-year warrants to purchase up to such number of Warrants equal to 8% of the aggregate amount of Securities subscribed for at $0.50 per share.  The commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs of approximately $407,000 of which approximately $118,000 were related to the issuance of warrants and approximately $288,585 was paid as cash for placement agent fees and various other direct costs of issuance.  The deferred financing costs are being amortized using the effective interest method over the term of the debentures.  Approximately $11,000 was charged to operations for the amortization of the deferred issuance costs for the three and nine months ended September 30, 2007.

               As of September 30, 2007, Healthcare Providers Direct, Inc. had net working capital of $494,258 and cash on hand of $962,542.  During the nine months ended September 30, 2007, cash flows used in operating activities were $2,543,153. This was principally due to the net loss of $5,721,045, less non-cash items of $3,589,667.

               For the nine months ended September 30, 2007, cash flows used in investing activities were $13,367 for purchase of equipment.

              For the nine months ended September 30, 2007, cash flows provided by financing activities were $3,255,568 primarily due to the recent convertible notes issuance as described below in the Contractual Obligations section and the proceeds of the issuance of Series B preferred stock of $1,144,153.

              On February 7, 2007, HPD and Alpha consummated the Share Exchange Agreement.

         Effective February 7, 2007, the Company entered into a definitive Share Exchange Agreement with Alpha Motorsport, Inc., a Nevada corporation and the shareholders of HPD pursuantto which HPD became a wholly-owned subsidiary of the Company (the “Merger”).  The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of HPD consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of the Company’s common stock, par value $.001 per share (the “Share Exchange”).

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

              On February 5, 2007, the Company completed the Series B Private Placement financing which raised net proceeds of $2,232,167, upon the issuance of 2,548 shares. On February 7, 2007, these shares were converted into common stock.

           On June 1, 2006, the Company issued promissory notes in the aggregate principal amount of $90,000 to the officers of the Company. These notes matured on June 1, 2007, accrue interest at 8.5% and are secured by the assets of the Company, subject to the security interest of the Board member who issued the convertible note payable (Note 3). On June 28, 2007 the maturity date of this note was extended to December 31, 2007 at a per annum rate of 11.5%.

Future Liquidity and Capital Needs

Based upon our current working capital position, current operating plans and expected business conditions, management believes that there will be sufficient working capital to finance operations through 2007 and early 2008, however, there is no assurance that the recent financing will be sufficient to fund operations until sales and profitability improve to the point that we are able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Contractual Obligations Balances:

Payments due under contractual obligations as of September 30, 2007 were as follows:

	Total	Less than 1 year	1-3 years

Operating leases	$38,319	$38,319	$-
Purchase commitments (a)	323,483	262,999	60,484
Note payable	90,000	90,000
Interest on note payable	11,323	11,323
Convertible notes payable	2,150,000	663,448	1,486,552
Interest on convertible notes payable (b) (c) (d)	334,463	206,018	128,445

(a)
The Company has two licensing agreements for diagnostic tests with terms generally ranging from one to three years, which require the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet these minimum ordering amounts, the agreements can be terminated by the licensing party. Minimum orders (expressed as number of units) required under existing agreements for the next two years as of September 30, 2007 are as follows:

	Number of Units	Amount

2007	25,280	$ 81,548
2008	75,000	241,935

Total	100,280	$ 323,483

(b)
From July 31, 2007 through August 31, 2007 the Company issued $2,150,000 of its 9% Senior Secured Convertible Debentures in a private placement. The debentures are convertible into the Company’s common stock, at the option of the holder, at any time up to maturity at an initial conversion price equal to $0.25 per share. The debentures have a three year term and accrue interest at 9% per year. Accrued interest on the convertible debt is payable semi-annually in cash or in Common Stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest at September 30, 2007 is approximately $28,000.

(c)
Beginning on the six-month anniversary of the Closing of each Debenture, and continuing on the same day of each successive month thereafter, the Company must repay 1/29th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in Common Stock, at the Company’s option. If prepaid in Common Stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the Common Stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date. Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of Common Stock on each prepayment date is subject to the condition that the Registration Statement must be effective on such prepayment date and available for use by the investors.

(d)
The Company will have the ability to cause the investors to convert their Debentures and any accrued but as yet unpaid interest thereon into Common Stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the Common Stock exceeded 200% of the conversion price then in effect for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the Common Stock during such 20 consecutive trading day period exceeded 125,000 shares

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2007, we issued 15,000 shares of common stock to Sichenzia Ross Friedman Ference LLP for legal services rendered to us. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

Healthcare Providers Direct, Inc.

Date: November 14, 2007	By: /s/ Norman Proulx

Norman Proulx
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial
and Accounting Officer)