Form 10KSB
period 2007-12-31
HEALTHCARE PROVIDERS DIRECT INC.
filed 2008-04-08
CIK 1305748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 000-51561

Healthcare Providers Direct, Inc.
(Name of small business issuer in its charter)

Nevada	20-1063591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3371 Route One Suite 200 Lawrenceville, New Jersey	08648
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 609-919-1932

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenue for its most recent fiscal year. $542,460

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$2,025,310 as of March 14, 2008 based on $0.05 the closing bid price of the Company's common stock on the Over - The - Counter Bulletin Board on March 14, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 44,911,538 Common Shares as of January 31, 2008

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TABLE OF CONTENTS

		Page
PART I
Item 1.	Description of Business	3
Item 1A.	Risk Factors	6
Item 2.	Description of Property	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	13
Item 6.	Management’s Discussion and Analysis	15
Item 7.	Consolidated Financial Statements	24
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	50
Item 8A.	Controls and Procedures	50
Item 8B.	Other Information	54
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	52
Item 10.	Executive Compensation	55
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 12.	Certain Relationships and Related Transactions	60
Item 13.	Exhibits	61
Item 14.	Principal Accountant Fees and Services	62

 PART I
Item 1. Description of Business

DESCRIPTION OF OUR COMPANY

We were originally incorporated in Nevada in April 2004 as Alpha Motorsport, Inc. (“Alpha”), a development stage company that attempted to engage in the business of automobile sales. On January 24, 2007, we changed our name to “Healthcare Providers Direct, Inc.”, a Nevada corporation.  On February 7, 2007, we completed the acquisition of 100% of the outstanding common stock of Healthcare Providers Direct, Inc., a Delaware corporation, in exchange for shares of our common stock. As a result of the transaction, HPD-Delaware became our wholly owned subsidiary.

Healthcare Providers Direct, Inc. (“HPD”) was formed as a Delaware corporation incorporated on October 28, 2004 for the purpose of selling and distributing diagnostic tests directly to physician offices and other healthcare providers. HPD began commercial activity in June 2005 and was founded to develop cost-effective methods of communicating to doctors the availability of state-of-the-art diagnostic tests that can be performed in their offices that will give immediate results during the patient’s visit, thus providing better patient care and increased revenue for such doctor’s practice. More specifically, upon the communication of the availability of such diagnostic tests and a request by a physician for the purchase of one or more of the diagnostic products, HPD intends to market, sell and distribute such diagnostic products to the requesting physician(s).

DESCRIPTION OF OUR BUSINESS

Since its commencement, HPD has developed the capability to cost-effectively reach physicians through verbal, facsimile and email communications and face-to-face meetings, and has secured physician customers and received repeat orders from them that have included multiple test purchases. HPD believes that it is positioned to continue to capitalize on such capabilities and customers developed over the past 30 months and accelerate growth through a greater number of communications to doctors, and by adding to our product portfolio new, innovative, easy to use, and sometimes one-of-a-kind diagnostic tests previously only performed in outside laboratories.

Business Strategy

The Company’s goal is to become the first national, direct-to-doctor distributor of Clinical Laboratory Improvement Amendments (“CLIA”)-waived diagnostic tests that can provide meaningful, incremental revenue and profit for doctors’ practices. Key elements of the Company’s business strategy include the following:

•
Expand upon the proven successful and cost-effective methods already developed by HPD management to inform doctors of diagnostic tests that can improve patient care while providing doctors with incremental revenue and profit, with little investment in inventory and no need for additional staff.

•	Hire as many as five national sales directors.

•	Create a five person in-house telesales group.

•	Utilize already established and owned physician customer lists (over 75,000 offices) to quickly sell additional diagnostics to early adopters.

•
Expand the successful National Flu Surveillance Network® (www.fluwatch.com) to include additional respiratory diseases such as Strep and RSV, and link to the HPD website (www.healthcareprovidersdirect.com).

•	Create the largest exclusive database of complete doctor contact information, including doctor approvals for routine contact by HPD.

•
Focus on securing exclusive rights to sell and distribute additional “novel” diagnostic tests that will allow HPD to continue to offer timely diagnostic tests with the latest technological advantages to primary care physicians.

•	Conduct clinical trials and obtain 510(k) approval from the FDA and CLIA waiver for three new diagnostic tests.

•	Utilize management’s proven expertise to cost-effectively market products that may be ineffectively distributed under conventional distribution channels.

•	Place advertisements in high readership practice management publications.

•	Exhibit at key professional conventions/shows.

Any inability to commercialize our diagnostic tests or obtain rights to market and distribute these tests would negatively impact our business strategy. Any failure to commercialize our diagnostic tests would likely cause us to alter, perhaps significantly, our strategy. This could materially adversely affect our business plan and our ability to manage and finance our company.

Products - Novel Diagnostic Tests Currently Sold and Marketed by HPD

Background regarding “CLIA Waiver”. The Clinical Laboratory Improvement Amendments of 1988 (CLIA) law specified that laboratory requirements for performing diagnostic tests be based on the complexity of the test performed and established provisions for categorizing a test as “waived” (diagnostic tests may be waived from regulatory oversight if they meet certain requirements established by the statute). In the regulations promulgated pursuant to CLIA, waived tests were defined as simple laboratory examinations and procedures that are cleared by the Food and Drug Administration (FDA) for home use; employ methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible; or pose no reasonable risk of harm to the patient if the test is performed incorrectly.

Uni-Gold™ Recombigen® HIV 1 Test (the “HIV Test”) - The FDA approved and CLIA waived 10-minute test performed from a simple whole-blood finger stick. CLIA-waiver allows for the performance and marketing of this test in 189,000 laboratories in the United States, including doctors’ offices and clinics.  HPD launched the HIV test in July 2005.

•	HPD has identified and is marketing to niche doctors’ practices nationwide that perform a high volume of HIV testing.

•
HPD has provided 25,000 HIV tests to the National Association of Community Health Centers (NACHS) for a pilot program aimed at the development of the protocol for their organization-wide HIV testing program launched in December 2006. NACHS is a federally funded, non-profit organization with a total of 1200 clinics nationwide, providing health care to 16 million people in low income and rural communities. The pilot program will end in March 2008, at which time the protocol will be distributed to all public health organizations and throughout the US.

ImmunoDip™ Test For Microalbuminuria - FDA approved and CLIA-waived 3-minute test performed from a simple urine sample. HPD launched this test in July 2005. This product is capable of detecting albumin in urine at a very early stage giving physicians the ability to begin treatment sooner.

ThyroChek® Rapid Thyroid Stimulating Hormone Screen - FDA approved and CLIA-waived 10-minute finger stick, whole blood, one-step rapid test for Hypothyroidism screening in adults. Women’s health organizations have recommended that all newly pregnant women receive a test to determine if she has an undiagnosed thyroid condition. HPD launched this test in April 2007.

New Products for 2008

In 2007, we began clinical studies on two doctor office tests that will allow physicians the ability to receive a diagnosis while the patient is still in the doctor’s office. These tests report on two medical conditions that generate some of the largest number of primary care physician visits. By the third quarter 2008, we hope to have received FDA approval for these tests and be in a position to provide them to our physician network. We also expect to begin the FDA approval process on a third point of care test before the end of 2008.

Distribution and Suppliers

HPD utilizes third-party suppliers to supply its product and distributes the product directly to its customers.

Competition

Healthcare Providers Direct, Inc. utilizes a unique method of distribution, communicating directly with physicians and their key personnel. Our selective product line includes the latest and best diagnostic tests, using today’s technologies, for tests doctors regularly perform in their practice. Assuming conservative Medicaid reimbursements, our pricing delivers greater profit to the doctors’ practices with less out-of-pocket spending.

HPD’s primary competitors are major distributors such as Henry Schein, Inc., Physicians Sales and Service, Inc., McKesson Corp., Fisher Scientific International, Inc. and Cardinal Health, Inc. These distributors employ large sales staffs that may be calling on doctors’ offices on a routine basis. However, these sales people are selling from a catalog with an enormous product line in many different product categories, and typically do not focus their selling efforts on products that could enhance the revenue potential of the doctor’s practice. The overhead cost to employ the sales force would make it difficult for them to offer HPD’s selling price on specific diagnostic tests.

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel. As of March 15, 2008, we had 10 full-time employees. Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

We believe that we have been successful to date in attracting skilled and experienced business professionals. We consider our employee relations to be good, and none of our employees are represented by any labor union or other collective bargaining unit. However, competition for personnel is intense and we cannot assure that we will continue to be able to attract and retain personnel of high caliber.

Item 1A. Risk Factors

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

We have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

TO DATE WE HAVE HAD SIGNIFICANT OPERATING LOSSES, AND AN ACCUMULATED DEFICIT AND HAVE HAD LIMITED REVENUES AND DO NOT EXPECT TO BE PROFITABLE FOR AT LEAST THE FORESEEABLE FUTURE, AND CANNOT PREDICT WHEN WE MIGHT BECOME PROFITABLE, IF EVER.

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended December 31, 2007 was $6,433,798 resulting in an accumulated deficit of $8,546,802 as of December 31, 2007.  Net loss for the fiscal year ended December 31, 2006 was $1,251,390 resulting in an accumulated deficit of $2,113,004 as of December 31, 2006.  Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable. These facts raise substantial doubt about the Company’s ability to continue as a going concern.

OUR CURRENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated March 18, 2008, Miller, Ellin & Company, LLC, stated our consolidated financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our auditor expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency. We continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

ADDITIONAL FINANCING IS NECESSARY FOR THE IMPLEMENTATION OF OUR GROWTH STRATEGY.

We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing and projected losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

WE HAVE NOT ENTERED INTO ANY DEFINITIVE CONTRACTS REGARDING OUR PRODUCTS.

Although we have secured rights to most of the products described above and/or other similar products, we have not yet entered into binding contracts for all of such products. See “Description of our Business”.   In addition, even if we are able to secure the right to sell and distribute such products there is no guaranty that our rights will be exclusive.

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

WE MIGHT BE UNABLE TO DEVELOP PRODUCT CANDIDATES THAT WILL ACHIEVE COMMERCIAL SUCCESS IN A TIMELY AND COST-EFFECTIVE MANNER, OR EVER.

Even if regulatory authorities approve our product candidates, they may not be commercially successful. Our product candidates may not be commercially successful because physicians, government agencies and other third-party payers may not accept them. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. Patient acceptance of and demand for any product candidates for which we obtain regulatory approval or license, will depend largely on many factors, including but not limited to, the extent, if any, of reimbursement of testing costs by government agencies and other third-party payers, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.

WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITIES AND DEPEND ON THIRD PARTIES TO MARKET OUR SERVICES.

We have minimal personnel dedicated solely to sales and marketing of our services and therefore we must rely primarily upon third party distributors to market and sell our services. These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our services that we require. We also rely upon third party carriers to distribute and deliver our services. As such, our deliveries are to a certain extent out of our control. If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available. If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

WE MAY FACE PRODUCT LIABILITY FOR THE SERVICES WE PROVIDE.

Developing, marketing and sale of our products and services may subject us to product liability claims. We currently maintain insurance coverage against product liability risks. Although we maintain product liability insurance, such insurance coverage may not be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a service, injury to our reputation, and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material to us.

IF WE ARE UNABLE TO ESTABLISH SUFFICIENT SALES AND MARKETING CAPABILITIES OR ENTER INTO AND MAINTAIN APPROPRIATE ARRANGEMENTS WITH THIRD PARTIES TO SELL, MARKET AND DISTRIBUTE OUR SERVICES, OUR BUSINESS WILL BE HARMED.

We have limited experience as a company in the sale, marketing and distribution of our products and services. We depend upon third parties to sell our product both in the United States and internationally. To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

WE FACE COMPETITION IN OUR MARKETS FROM A NUMBER OF LARGE AND SMALL COMPANIES, SOME OF WHICH HAVE GREATER FINANCIAL, RESEARCH AND DEVELOPMENT, PRODUCTION AND OTHER RESOURCES THAN WE HAVE.

Our services face competition from services which may be used as an alternative or substitute. Therefore, in addition, we compete with several large companies in the diagnostic business. To the extent these companies, or new entrants into the market, offer comparable services at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Description of Business - Competition.”

WE ARE DEPENDENT UPON KEY PERSONNEL AND CONSULTANTS.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of our officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders (beneficial holders of 5% or more of our voting securities) and their affiliates beneficially own approximately 52% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

WE CANNOT PREDICT THE IMPACT OF OUR PROPOSED MARKETING EFFORTS. IF THESE EFFORTS ARE UNSUCCESSFUL WE MAY NOT EARN ENOUGH REVENUE TO BECOME PROFITABLE.

Our success will depend on investing in marketing resources. Our proposed business plan includes considerable outsourcing of marketing as well as dependence on channel partners unaffiliated with the Company. Any marketing plans developed may include attending trade shows and making private demonstrations, advertising and promotional materials, advertising campaigns in both print and broadcast media, and advertising/promotion-related operations. We cannot give any assurance that these marketing efforts will be successful. If they are not, revenues may be insufficient to cover our fixed costs and we may not become profitable.

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

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

THE ISSUANCE OF SHARES UPON CONVERSION OF OUR CONVERTIBLE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of our convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the security holders may ultimately convert and sell the full amount issuable on conversion. Although the holders of our convertible debentures and warrants may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent these security holders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit.

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE OVER-THE-COUNTER BULLETIN BOARD; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol HPRD.OB. As of March 14, 2008, there were 44,911,538 shares of Common Stock outstanding.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory actions, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

IF THE COMPANY FAILS TO REMAIN CURRENT ON ITS REPORTING REQUIREMENTS, THE COMPANY COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL ITS SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for its securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

	that a broker or dealer approve a person's account for transactions in penny stocks; and

	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

	obtain financial information and investment experience objectives of the person; and


make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

	sets forth the basis on which the broker or dealer made the suitability determination; and

	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK .

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Item 2. Description of Property

We are currently leasing our executive offices. Our executive offices are located at 3371 Route One, Suite 200, Lawrenceville, New Jersey, 08648.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Our diagnostic testing equipment entails an inherent risk of an exposure related to product liability. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate product liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “HPRD”. As of December 31, 2007, there were 44,906,538 shares of common stock outstanding.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ending December 31, 2006:
Second Quarter (beginning on April 26, 2006)	$2.10	0.18928
Third Quarter	2.50	1.02
Fourth Quarter	2.50	2.10
Year Ending December 31, 2007:
First Quarter	$2.75	0.80
Second Quarter	0.87	0.50
Third Quarter	1.57	0.18
Fourth Quarter	0.25	0.07
Year Ending December 31, 2008:
First Quarter	$0.10	0.032

The closing price for the common stock on December 31, 2007 was $0.10 per share.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 6, 2008, we had approximately one hundred and twenty holders of record of our common stock.  Our transfer agent is American Stock Transfer and Trust Company.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have limited revenues and no earnings. Our current policy is that if we were to generate revenue and earnings we would retain any earnings in order to finance our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

On December 5, 2007, the Company issued 5,000 and 22,500 shares of restricted common stock for legal and investor relation services rendered to us, valued at $550 and $2,475, respectively.

On December 10, 2007, the Company issued a 5-year warrant to purchase up to 43,000 shares of restricted common stock for $0.50 per share for investor relation services rendered to us, valued at $3,870 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded this expense and is included on the statement of operations for the year ending December 31, 2007.

Item 6. Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated in the State of Nevada in April 2004 under the name “Alpha Motorsport, Inc.” On January 24, 2007, we changed our name from “Alpha Motorsports, Inc.” to “Healthcare Providers Direct, Inc.”, a Nevada corporation. Immediately prior to the acquisition of HPD, we had nominal assets and revenues and no business operations.

On January 24, 2007, Alpha formed a wholly-owned subsidiary, Healthcare Providers Direct, Inc., a Nevada corporation and on January 24, 2007, completed a short-form merger pursuant to the Nevada Revised Statutes, and effectively changed its name to “Healthcare Providers Direct, Inc.”, a Nevada corporation.

On February 7, 2007, we completed the acquisition of Healthcare Providers Direct, Inc., a Delaware corporation (“HPD”), in a share exchange transaction pursuant to a Share Exchange Agreement by and among us, HPD-Delaware, and the shareholders of HPD-Delaware (the “Exchange Agreement”). As a result of the transaction, HPD-Delaware became our wholly owned subsidiary.

HPD was formed as a Delaware corporation incorporated on October 28, 2004 for the purpose of selling and distributing diagnostic tests directly to physician offices and other healthcare providers. HPD commenced business operations on January 3, 2005.  HPD began commercial activity in June 2005 and was founded to develop cost-effective methods of communicating to doctors the availability of state-of-the-art diagnostic tests that can be performed in his/her office that will give immediate results during the patient’s visit, thus providing better patient care and increased revenue for such doctor’s practice. More specifically, upon the communication of the availability of such diagnostic tests and a request by a physician for the purchase of one or more of the diagnostic products, HPD intends to market, sell and distribute such diagnostic products to the requesting physician(s).

Since its commencement, HPD has developed the capability to cost-effectively reach physicians through verbal, facsimile and email communications and face-to-face meetings, and has secured physician customers and received repeat orders from them that have included multiple test purchases. HPD believes that it is now positioned to capitalize on such capabilities and customers developed over the past 30 months and accelerate growth through a greater number of communications to doctors, and by adding to our product portfolio new, innovative, easy to use, and sometimes one-of-a-kind diagnostic tests previously only performed in outside laboratories.

Current trends and outlook

With the launch of one additional diagnostic test during the year ended December 31, 2007, our product portfolio totaled 15 products. We have increased the number of communications to our contact lists of Primary Care Physicians (Family Practitioners, General Practitioners, Internal Medicine, Obstetricians/Gynecologists, and Pediatricians). This has accelerated the build up of our active Physician customer base. Also, we continue to communicate with our customers on a weekly basis regarding product specific and general practice opportunities we discover. These communications aid us in receiving timely re-orders and the purchase of additional tests by our Physician customers.

In 2007 we began clinical studies on two doctor office tests that will allow physicians the ability to receive a diagnosis while the patient is still in the doctor’s office. These tests report on two medical conditions that generate some of the largest number of primary care physician visits. By the third quarter 2008, we anticipate to receive FDA approval for these tests and be in a position to provide them to our physician network. We also expect to begin the FDA approval process on a third point of care test before the end of 2008.

We have also started the process of identifying heavy user groups of individual rapid diagnostics and are now communicating the benefits and availability of our products to those organizations.

In 2008 and beyond, it is the Company’s intention to expand upon the formula that proved itself in 2006 and 2007. By communicating the availability of our product portfolio, we are able to cost effectively generate new customers on a continual basis, provide a high level of quality service and enjoy a high re-order rate by our customers for the rapid diagnostic tests they purchase from us. The objective is to build an ever growing network of physician office customers, increase the number of diagnostics each physician office purchases, expand the portfolio of novel diagnostics that can be performed in primary care physician offices, and develop relationships with high user groups; the sum of which should deliver increased revenue and gross profit contribution utilizing proven, cost effective communication and marketing methods while maintaining strict expense controls.

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

Allowance for Doubtful Accounts

The Company extends credit to its customers, based upon credit evaluations, in the normal course of business. Bad debt expense is provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are written off when they are deemed uncollectible.

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

Valuation Allowance for Income Taxes

                The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109,  Accounting for Income Taxes , which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the Company’s inability to generate profits to utilize NOL’s. The net increase in the valuation allowance is primarily related to increases in federal and state NOL carryovers.

Results of Operations for the Years Ended December 31, 2007 and 2006

The results of operations related to Alpha Motorsport are not material and are therefore not included in either the Financial Statements or Management’s  Discussions and Analysis hereof.  The results of operations provided below consist only of Healthcare Providers Direct, Inc.

Revenues

Gross revenues for the years ended December 31, 2007 and 2006 were $542,460 and $539,990, respectively.  The increase in revenues of $2,470 or 0.5% was primarily due to an increase in sales of our Rapid HIV Diagnostic Test of approximately $68,000. In addition, we saw an increase of approximately $9,000 in our Rapid Thyroid Screening test. These increases were offset by a decrease in Flu test sales in the approximate amount of $76,000 due to a mild 2006-2007 flu season and the ZstatFlu test product expiring during the third quarter of 2007.

Cost of Sales

Our cost of sales increased to $278,954 for the year ended December 31, 2007, as compared to $242,948 for the year ended December 31, 2006. This increase of $36,006 was primarily attributed to the overall increase in sales of products with lower profit margins. Cost of sales as a percentage of product sales increased to 51.4% for the year ended December 31, 2007 as compared to 45.0% for the year ended December 31, 2006.  This increase was attributed to the increase in lower profit margin product mix sales.

Gross Profit

Gross profit for the year ended December, 31 2007 decreased to 48.6% of revenues from 55.0% of revenues for year ended December 31, 2006. This decrease in the gross percentage was due primarily to a decrease in higher profit product sales.

Expenses

For the year ended December 31, 2007, operating expenses increased $4,772,147 to $6,301,101, as compared to $1,528,954 for the year ended December 31, 2006. These expenses consisted of general and administrative expenses, merger related expenses, marketing expenses and clinical research and development work on two new diagnostic panels during the year ended December 31, 2007.

Research and Development

Research and development expenses were $293,000 and $52,311 for the years ended December 31, 2007 and 2006, respectively.  The increase of $240,689 was the result of expanded research into the development of clinical protocols for two new diagnostic panels.

Sales and Marketing

Sales and marketing expenses were $729,723 and $349,123 for the years ended December 31, 2007 and 2006 respectively. This increase of $380,600 is attributable to an increase in salaries and benefits in the approximate amount of $170,000 for our new sales and marketing professionals hired in late March 2007 and approximately $210,000 in expense to complete our new marketing effort which established existing business relationships (EBR’s) with potential new customers during 2007.

Merger Related

         Merger related expenses were $2,927,285 for the year ended December 31, 2007. This was the result of recording the Investa Capital Partners warrant expense issued for services performed in connection with the reverse merger transaction. (See note 1 to the financial statements included herein)

General and Administrative

General and administrative expenses increased $1,223,573 to $2,351,093 for the year ended December 31, 2007, as compared to $1,127,520 for the year ended December 31, 2006. These increases were partially the result of recording stock based compensation and the issuance of stock and warrants for services rendered in the approximate amounts of $325,000 in 2007 as compared to $0 for the year ended December 31, 2006. There was approximately $425,000 in increased accounting, investor relations and legal fees incurred in 2007, as compared to 2006. The increases in accounting fees of $200,000, investor relation fees of $143,000 and legal fees of $82,000 are attributable to our reverse merger and the subsequent costs associated with being a Public Company. There was approximately $200,000 incurred on finalizing our reimbursement coding work and strategic direction for products currently in the clinical study phase and $75,000 for new hire recruitment fees. There was an approximate $89,000 write off of an intangible asset due to the product expiring and the Company’s decision not to utilize the remaining term of licensing component for the above mentioned expired product. There was an approximate increase of $77,000 and $43,000 in insurance and salaries in 2007, as compared to 2006.

Operating Loss

 Our operating loss was $6,037,595 for the year ended December 31, 2007, as compared to an operating loss of $1,231,912 for the year ended December 31, 2006. The increase of $4,805,683 the operating loss is primarily due to the aforementioned factors as described above.

Interest Expense, net

     Interest expense, net was ($396,203) and ($19,478) for the years ended December 31, 2007 and 2006, respectively. The increase of $376,725 was due primarily to the amortization of both the deferred financing and the debt discount on convertible debentures of approximately $316,000 and the interest expense on these debentures of approximately $76,000. In addition, there was an increase of approximately $10,000 in interest income in 2007, as compared to 2006.

Net Loss

 The aforementioned factors resulted in a net loss of $6,433,798 during the year ended December 31, 2007, as compared to a net loss of $1,251,390 during the year ended December 31, 2006, an increase of 414%. The increase in the net loss was primarily due to the factors as described above.

Seasonality

     Our operations have historically been seasonal, with higher revenues generally occurring in the first half of our fiscal year (January to June) as a result of increased demand for our services and products during the flu, strep, and respiratory syncytial virus (RSV) seasons.

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

Accrued interest on the convertible debt  is payable semi-annually in cash or in Common Stock, at the Company’s option provided , however , payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest at December 31, 2007 is approximately $76,000.

Beginning on the six-month anniversary of the Closing of each Debenture, and continuing on the same day of each successive month thereafter, the Company must repay 1/29 th  of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in Common Stock, at the Company’s option. If prepaid in Common Stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the Common Stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date. Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of Common Stock on each prepayment date is subject to the condition that the Registration Statement must be effective on such prepayment date and available for use by the investors.

The Company will have the ability to cause the investors to convert their Debentures and any accrued but as yet unpaid interest thereon into Common Stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the Common Stock exceeded $1.00 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the Common Stock during such 20 consecutive trading day period exceeded 125,000 shares.

For each aggregate face amount of Debentures purchased, each investor received a Warrant to purchase such number of shares of Common Stock equal to the aggregate face amount of their respective Debenture divided by the Conversion Price.  The Warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  At December 31, 2007 there are 8,600,000 warrants associated with the debentures outstanding with an aggregate value of approximately $1,483,000.  The estimated fair value of the warrant cost of $1,483,000 was recorded as an additional debt discount and is being amortized using the effective interest method over the 3 year term of the notes.  For the year ended December 31, 2007, approximately $189,000 was expensed as debt discount costs leaving a remaining balance of approximately $1,295,000.

The convertible debentures had beneficial conversion features totaling approximately $656,000 which is being amortized using the effective interest method over the term of the debentures. $80,000 is reflected in interest expense related to beneficial conversion on the accompanying statement of operations for the year ended December 31, 2007.

In consideration for placement services, the Company has paid the Placement Agent a commission of 8% of the gross proceeds of the Offering plus 5-year warrants to purchase up to such number of Warrants equal to 8% of the aggregate amount of Securities subscribed for at $0.19 per share or 100% of the 5-day average closing price of the common stock for the five days preceding, but not including, the closing date.  The commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs of approximately $441,000 of which approximately $153,000 were related to the issuance of warrants and approximately $288,000 was paid as cash for placement agent fees and various other direct costs of issuance.

          As of December 31, 2007, Healthcare Providers Direct, Inc. had a working capital deficit of $325,525 and cash on hand of $277,530.  During the year ended December 31, 2007, cash flows used in operating activities were $3,228,165. This was principally due to the net loss of $6,433,798, less non-cash items of $3,713,428.

      For the year ended December 31, 2007, cash flows used in investing activities were $13,367 for purchase of equipment.

          For the year ended December 31, 2007, cash flows provided by financing activities were $3,255,568 primarily due to the recent convertible notes issuance as described above and the proceeds of the issuance of the Series B preferred stock of $1,144,153.

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

Future Liquidity and Capital Needs

Based upon our current working capital position, current operating plans and expected business conditions, management believes that there will be sufficient working capital to finance operations in 2008, however, there is no assurance that the recent financing will be sufficient to fund operations until sales and profitability improve to the point that we are able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Significant additional capital resources are required from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, additional working capital will need to be raised.

If we decide to engage in such funding activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

The timing and degree of any future capital requirements will depend on many factors, including:

•
The magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangement for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents; and claims; and

•	the number and type of product candidates that we pursue

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

Contractual Obligations Balances:

Payments due under contractual obligations as of December 31, 2007 were as follows:

	Total	Less than 1 year	1-3 years

Operating leases	$10,680	$10,680	$-
Purchase commitments (a)	241,935	241,935	-
Note payable – related party	90,000	-	90,000
Convertible notes payable (b) (c)	2,150,000	663,448	1,486,552
Interest on convertible notes payable (c,d)	334,463	239,375	95,088

(a)
The Company has a purchase agreement for a diagnostic test, which requires the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet this minimum ordering requirement, the agreement can be terminated by the vendor. Minimum orders (expressed as number of units) required under the existing agreement as of December 31, 2007 is as follows:

	Number of Units	Amount

2008	75,000	$ 241,935

Total	75,000	$ 241,935

(b)
From July 31, 2007 through August 31, 2007 the Company issued $2,150,000 of its 9% Senior Secured Convertible Debentures in a private placement. The debentures are convertible into the Company’s common stock, at the option of the holder, at any time up to maturity at an initial conversion price equal to $0.25 per share. The debentures have a three year term and accrue interest at 9% per year. Accrued interest on the convertible debt is payable semi-annually in cash or in Common Stock, at the Company’s option  provided ,  however , payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest at December 31, 2007 is approximately $76,000.

(c)
Beginning on the six-month anniversary of the Closing of each Debenture, and continuing on the same day of each successive month thereafter, the Company must repay 1/29 th  of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in Common Stock, at the Company’s option. If prepaid in Common Stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the Common Stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date. Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of Common Stock on each prepayment date is subject to the condition that the Registration Statement must be effective on such prepayment date and available for use by the investors.

(d)
The Company will have the ability to cause the investors to convert their Debentures and any accrued but as yet unpaid interest thereon into Common Stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the Common Stock exceeded $1.00 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the Common Stock during such 20 consecutive trading day period exceeded 125,000 shares

Recent Accounting Pronouncements — In June 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109. FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on our results of operations or financial position. As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at December 31, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2007. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In February 2006, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – An amendment to SFAS No. 133 and SFAS 140” (“SFAS 155”).  SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives.  SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133.  In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument.  The new standard is effective to new or modified financial instruments in fiscal years beginning after September 15, 2006.  The implementation of SFAS 155 did not have material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140” (“SFAS 156”).  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This standard clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006.  The implementation of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety.  SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.   SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company is currently evaluating the impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of SFAS No. 87, 88, 106, and 132(R).”  SFAS No. 158 enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by requiring companies to include the funding status in comprehensive income and recognize transactions and events that affect the funded status in the financial statements in the year in which they occur at a measurement date of the employer’s fiscal year-end.  SFAS 158 is not expected to apply to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115.”  SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.   SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The implementation of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2007.

Item 7. Consolidated Financial Statements

Index to Consolidated Financial Statements:

HEALTHCARE PROVIDERS DIRECT, INC.
TABLE OF CONTENTS

Audited Consolidated Financial Statements:
Page

Report of Independent Registered Public Accounting Firm, as of December 31, 2007	25

Report of Independent Registered Public Accounting Firm, as of December 31, 2006	26

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2007	27

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	28

Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007and 2006	29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	30

Notes to Consolidated Financial Statements	31-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Healthcare Providers Direct, Inc.

We have audited the accompanying consolidated balance sheet of Healthcare Providers Direct as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows of the Company for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Company for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring operating losses since inception, and has a working capital deficiency. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the adjustments to the 2006 financial statements to retrospectively apply the change in the number of outstanding shares of common and preferred stock resulting from the share exchange as described in Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 financial statements of the Company other than with respect to the aforementioned adjustments, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements taken as a whole.

                                                                                                /s/ MILLER, ELLIN & COMPANY, LLP

 New York, New York
 March 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Healthcare Providers Direct, Inc.

We have audited, before the effects of the adjustments to retrospectively reflect the reverse merger as described in Note 1, the accompanying statements of operations, stockholders’ deficiency and cash flows of Healthcare Providers Direct, Inc. (the “Company”) for the year ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, before the effects of the adjustments to retrospectively reflect the reverse merger as described in Note 1, present fairly, in all material respects, the results of operations and cash flows of Healthcare Providers Direct, Inc. for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and incurred a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                                                                                                   /s/ AMPER, POLITZINER & MATTIA
Edison, New Jersey
May 9, 2007

HEALTHCARE PROVIDERS DIRECT, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$277,530
Accounts receivable, net of allowance for doubtful accounts, of $9,833	26,726
Other receivable – related party, net of allowance for doubtful accounts of $23,512	-
Inventories	236,477
Prepaid and other current assets	28,713
Total current assets	569,446

Equipment, net of accumulated depreciation of $22,101	16,210
Deferred financing costs	394,281
Intangible assets, net	19,444
$999,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,056
Accrued expenses and other current liabilities	303,865
Accrued royalties	108,961
Convertible notes payable, net of discounts of $1,869,911	280,089
Total current liabilities	894,971

Note payable – related party	90,000
Total liabilities	984,971

Commitments and contingencies	-

Stockholders’ equity
Common stock, $.001 par value; 375,000,000 shares authorized; 44,906,538 shares issued and outstanding	44,907
Additional paid-in capital	8,516,305
Accumulated deficit	(8,546,802)
Total stockholders’ equity	14,410
$999,381

The accompanying notes are an integral part of the consolidated financial statements.

HEALTHCARE PROVIDERS DIRECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006
Revenues, net	$542,460	$539,990
Cost of revenues	278,954	242,948

Gross profit	263,506	297,042

Operating expenses:
Research and development	293,000	52,311
Sales and marketing costs	729,723	349,123
Issuance of warrants in connection with reverse merger	2,927,285	-
General and administrative	2,351,093	1,127,520

Total operating expenses	6,301,101	1,528,954

Loss from operations	(6,037,595)	(1,231,912)

Interest expense, net of interest income of $10,133 and $180	(396,203)	(19,478)
Net loss	$(6,433,798)	$(1,251,390)

Cumulative dividends on Preferred Stock	-	(56,053)
Net loss applicable to Common Shareholders	$(6,433,798)	$(1,307,443)

Net Loss Per Common Share -Basic and Diluted	$(0.14)	$(0.04)
Weighted average common shares - Basic and Diluted	44,654,301	30,724,494

The accompanying notes are an integral part of the consolidated financial statements.

HEALTHCARE PROVIDERS DIRECT, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 and 2006

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2005	-	$-	-	$-	28,950,437	$28,950	$731,256	$(861,614)	$(101,408)

Conversion of note payable into Series A Preferred Stock	135	58,333	-	-	-	-	-	-	58,333

Issuance of Series B Preferred Stock, net of issuance costs of $115,683	-	-	670	554,317	-	-	-	-	554,317

Preferred stock conversion	(135)	(58,333)	(670)	(554,317)	5,924,312	5,925	606,725	-	-

Net loss	-	-	-	-	-	-	-	(1,251,390)	(1,251,390)

December 31, 2006	-	-	-	-	34,874,749	34,875	1,337,981	(2,113,004)	(740,148)

Issuance of Series B Preferred stock	-	-	1,303	1,144,153	-	-	-	-	1,144,153

Preferred stock conversion	-	-	(1,303)	(1,144,153)	9,589,289	9,589	1,134,564	-	-

Issuance of common stock in connection with reverse merger	-	-	-	-	400,000	400	499,600	-	500,000

Issuance of common stock for services	-	-	-	-	42,500	43	26,533	-	26,576

Beneficial conversion of convertible notes	-	-	-	-	-	-	655,830	-	655,830

Warrants issued to placement agent on issuance of convertible notes	-	-	-	-	-	-	152,586	-	152,586

Stock based compensation expense	-	-	-	-	-	-	267,816	-	267,816

Issuance of warrants for services	-	-	-	-	-	-	31,026	-	31,026

Issuance of warrants in connection with convertible notes	-	-	-	-	-	-	1,483,084	-	1,483,084

Issuance of warrants in connection with reverse merger	-	-	-	-	-	-	2,927,285	-	2,927,285

Net loss	-	-	-	-	-	-	-	(6,433,798)	(6,433,798)

Balance as of December 31, 2007	-	-	-	-	44,906,538	$44,907	$8,516,305	$(8,546,802)	$14,410

                                                                                    The accompanying notes are an integral part of the consolidated financial statements.

HEALTHCARE PROVIDERS DIRECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(6,433,798)	$(1,251,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,498	8,019
Amortization of intangible assets	44,444	55,555
Write off of intangible assets	88,890	-
Amortization of debt discount on convertible notes	269,003	-
Amortization of deferred financing costs	46,890	-
Stock-based compensation expense	267,816	-
Issuance of common stock for services	26,576	-
Issuance of warrants for services	31,026	-
Issuance of warrants in connection with reverse merger	2,927,285	-
Provision for doubtful accounts	-	23,360
Changes in operating assets and liabilities:
Accounts receivable	33,434	(22,990)
Inventories	(75,406)	(127,425)
Prepaid expenses and other current assets	1,784	(14,289)
Accounts payable	(188,580)	318,045
Accrued expenses and accrued royalties	(279,027)	259,664
Net cash used in operating activities	(3,228,165)	(751,451)

Cash flows from investing activities:
Purchases of equipment	(13,367)	(2,348)
Net cash used in investing activities	(13,367)	(2,348)

Cash flows from financing activities:
Proceeds from notes payable	50,000	340,000
Repayment of notes payable	(300,000)	-
Proceeds from issuance of common stock	500,000	-
Proceeds from convertible notes, net of issuance costs of $288,585	1,861,415	-
Proceeds from sale of Series B preferred stock, net of issuance costs of $158,847 and $115,683, respectively	1,144,153	554,317
Net cash provided by financing activities	3,255,568	894,317

Net increase in cash and cash equivalents	14,036	140,518
Cash and cash equivalents at beginning of year	263,494	122,976
Cash and cash equivalents at end of year	$277,530	$263,494

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
Interest	$33,802	$3,290
Taxes	-	750

Non-cash financing activities:
Conversion of note payable into Series A redeemable preferred stock	$-	$58,333
Conversion of Series A and B preferred stock into common stock	2,479,334	-
Beneficial conversion on convertible notes	655,830	-
Warrants issued to holders of convertible notes	1,483,084	-
Warrants issued to placement agent on issuance of convertible notes	152,586	-

The accompanying notes are an integral part of the consolidated financial statements.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.      ORGANIZATION AND BASIS OF PRESENTATION

We were originally incorporated in Nevada in April 2004 as Alpha Motorsport, Inc. (“Alpha”), a development stage company that attempted to engage in the business of automobile sales and had minimal business operations prior to the time of the Share Exchange and Merger. On January 24, 2007, Alpha formed a wholly-owned subsidiary, Healthcare Providers Direct, Inc., a Nevada corporation and on January 24, 2007, completed a short-form merger pursuant to the Nevada Revised Statutes, and effectively changed its name to “Healthcare Providers Direct, Inc.”, a Nevada corporation.

Healthcare Providers Direct, Inc. (“HPD”) was formed as a Delaware corporation incorporated on October 28, 2004 for the purpose of selling and distributing diagnostic tests directly to physician offices and other healthcare providers in the United Sates. After the Share Exchange and Merger, Alpha succeeded to the line of business of HPD, which will be continued as its sole line of business.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “HPRD.”

Effective February 7, 2007, the Company entered into a definitive Share Exchange Agreement with Alpha Motorsport, Inc., a Nevada corporation and the shareholders of HPD pursuant to which HPD became a wholly-owned subsidiary of the Company (the “Merger”). The share exchange agreement provided for the acquisition of all of the issued and outstanding capital stock of HPD consisting of 4,683 shares of common stock (on an as-converted, issued and outstanding basis), in exchange for 34,464,038 shares of the Alpha Motorsport’s common stock, par value $.001 per share (the “Share Exchange”). The following table shows the exchange of common stock in the reverse merger

	Common and preferred stock of HPD before share exchange	Shares of common stock in registrant after share exchange
Series A Preferred Stock	577	4,246,370
Series B Preferred Stock	2,548	18,751,734
Common Stock	1,558	11,465,934
Total	4,683	34,464,038

Total outside shares of Alpha Motorsport, Inc. issued upon closing of share exchange		10,000,000
Total shares outstanding subsequent to the share exchange		44,464,038

 In connection with the Share Exchange Agreement, the Company assumed the obligation to register up to 400,000 shares of common stock issued by Alpha in a private placement (the “Alpha Private Placement”).  In return, the Company received $500,000 upon the closing of the Merger on February 7, 2007 for issuance of 400,000 shares of common stock.

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

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.      ORGANIZATION AND BASIS OF PRESENTATION (continued)

Investa Warrants

On February 7, 2007, the Company issued warrants to Investa Capital Partners Inc. (“Investa”) for services performed in connection with the reverse merger transaction, which were exercisable in two tranches. The tranche A warrants gave Investa the right to purchase 2,705,659 shares of common stock at an exercise price of $0.1848 per share. The tranche B warrants gave Investa the right to purchase 2,032,982 shares of common stock at an exercise price of $0.2459 per share. The warrants had a fair value of $2,927,285(calculated to be the fair value based on the Black-Scholes pricing model on the issuance date.) and have been recorded as an expense for the year ended December 31, 2007.  Both the tranche A and the tranche B warrants were exercisable for a period of 365 days from the date of issuance until the warrants expired on February 7, 2008.

The Investa Capital Partners Inc. warrants expired on February 7, 2008. Investa did not exercise these warrants and the Company did not exercise the put feature.

The Company valued the put feature associated with these warrants and determined that the value did not have a significant impact on the financial statements for the year ended December 31, 2007.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation— The consolidated financial statements include the accounts of Healthcare Providers Direct, Inc. a Nevada corporation, and its wholly-owned subsidiary Healthcare Providers Direct, Inc. a Delaware Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Uses of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates used in the Company’s financial statements include allowances for doubtful accounts, valuations of options and warrants, and the valuation allowance on the deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents— The Company considers all highly liquid securities with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents consist of money market instruments.

Accounts Receivable and Allowance for Doubtful Accounts— The Company extends credit to its customers, based upon credit evaluations, in the normal course of business. Bad debt expense is provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are written off when they are deemed uncollectible.

Inventory— Inventory, consisting of product to be sold to customers, is stated at the lower of cost (first-in, first-out) or market. Inventory consists primarily of finished goods.

Equipment— Office and computer equipment is stated at cost, less accumulated depreciation. Repair and maintenance costs are charged to operating expense as incurred. Depreciation is calculated principally on the straight-line method over the useful lives of the assets ranging from three to five years.

Deferred Financing Costs—Deferred finance costs are being amortized using the effective interest method over the term of the debentures.

Intangible Assets— Intangible assets consist of license agreements for various products which are being amortized on a straight-line basis over the life of a contract. Intangible assets are written off whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Research and Development— Research and development costs are expensed as incurred. These expenses include the costs of the Company’s research and development efforts in developing clinical protocols for new diagnostic tests.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long Lived Assets— The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Income Taxes—The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been recorded to reduce the deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.” Fin 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The adoption of FIN 48 did not have any impact on the Company’s results of operations or financial position. As a result of the Company’s continuing tax losses, the Company has not paid income taxes and has recorded a full valuation against the Company’s net deferred tax assets. Therefore, the Company has not recorded a liability for unrecognized tax benefits prior to the adoption of FIN 48, and there has been no adjustment subsequent to adoption through December 31, 2007.

Revenue Recognition— Revenue is recognized when goods are shipped, provided that there is evidence of an arrangement with the customer, the price is fixed and determinable and collection is reasonably assured.

Shipping and Handling Costs— Amounts paid to the Company for shipping and handling by customers are included in sales. Amounts the Company incurs for shipping and handling costs are included in cost of sales.

Royalties— The Company is required to pay royalties under license arrangements based upon revenue earned from the sales of licensed product. The Company records royalty expense when the related revenue is recognized.

Fair Value of Financial Instruments— Statement No. 107, Disclosure About Fair Value of Financial Instruments, requires the disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other current liabilities are reflected on the accompanying consolidated balance sheet at carrying value which approximates fair value due to the short-term nature of these instruments.

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

Reclassifications—Certain reclassifications have been made to prior year’s financial statement to conform to the current year presentation.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3.       MANAGEMENT’S LIQUIDITY PLAN

The Company had a net loss of $6,433,798 and negative cash flow from operating activities of $3,228,165 for the year ended December 31, 2007, and an accumulated deficit of $8,546,802 as of December 31, 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has taken steps to mitigate the negative operating results by attempting to increase their sales by expanding their market, introducing new products, and increasing the emphasis on sales and marketing. The Company’s ultimate success is dependent upon fulfilling its operating plans and raising additional capital or financing. The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There have been no adjustments to the consolidated financial statements to reflect the outcome of this uncertainty.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2008. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management is taking the following actions:

•	Seeking additional investment capital.
•	Seeking synergetic acquisitions with already established revenue bases.
•	Broadening direct selling contact through the addition of field and in-house sales personnel.
•	Launching new products to existing customer base and expanding the large volume user categories.

 4.      PER SHARE INFORMATION

In accordance with SFAS No. 128 “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations. Consolidated common stock equivalents totaling 26,687,432 and 0 were excluded from the computation of Diluted EPS for the years ended December 31, 2007 and 2006, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.
5.       EQUIPMENT

Equipment consists of the following as of December 31, 2007:

Office and computer equipment	$38,311
Less: accumulated depreciation	(22,101)
$16,210

Depreciation expense was approximately $11,000 and $8,000 for the years ended December 31, 2007 and 2006, respectively.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

6.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31, 2007:

Accrued payroll	$204,583
Accrued interest	76,462
Other	22,820
$303,865

7.        INTANGIBLE ASSETS AND ACCRUED ROYALTIES

In April 2005, the Company entered into an agreement (the “Agreement”) with DiagXotics, Inc. (“Diagxotics”) and Spencer Trask Specialty Group LLC (“Spencer Trask”), (related parties) for the acquisition of certain ZstatFlu and shrimp diagnostic inventory and the right, title and interest in certain license agreements for the ZstatFlu test and shrimp diagnostic test.  The Company must pay royalties of 50% of the net sales of the shrimp diagnostic test, up to a total of $50,000. The Company must pay royalties of approximately 16.67% of the net sales of the ZstatFlu test to Spencer Trask, up to a total of $100,000 which is due no later than June 30, 2008.

As of December 31, 2007, the Company’s intangible assets by license agreement were as follows:

	Shrimp Diagnostic	ZstatFlu	Total
Cost	$50,000	$-	$50,000
Less: Accumulated amortization	(30,556)	-	(30,556)
	$19,444	$-	$19,444

The shrimp diagnostic license agreement terminates on October 9, 2009.  For the years ended December 31, 2007 and 2006, the amortization of intangible assets is as follows:

	2007	2006
Shrimp diagnostic	$11,111	$11,111
ZstatFlu	33,333	44,444
	$44,444	$55,555
;
In 2007, the Company wrote off $88,889, the remaining cost of the ZstatFlu license due to the product expiring and the Company’s decision not to utilize the remaining term of the licensing component for the ZstatFlu test.

As of December 31, 2007, the accrued royalties associated with the intangible assets are as follows:

Shrimp diagnostic	$8,961
ZstatFlu	100,000
$108,961

The Company estimates amortization expense of the intangible assets to be $11,111 and $8,333, for the years ended December 31, 2008 and 2009, respectively.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

8.       NOTES PAYABLE

On February 26, 2006, a member of the Board and Series A holder agreed to lend the Company $150,000 in three installments (which was subsequently repaid on January 22, 2007) at an annual interest rate of 8.5%.  The Company also agreed to issue to the holder a warrant to purchase that number of additional shares of Series B such that, upon conversion of such shares to Common Stock, the converted shares would represent 0.5% of all of the Company’s issued and outstanding Common Stock on a fully diluted basis.  The post merger price for such shares would be $0.1359 per share. On February 6, 2007, a total of 301,735 post merger warrants were issued in connection with this note payable. Such warrants were valued at $27,156 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded this expense on the statement of operations for the year ended December 31, 2007.

On October 5, 2006, a $100,000 10% per annum  bridge loan was issued in connection with the reverse merger to the Company from Investa Capital Corp, which was subsequently repaid on February 7, 2007.

On June 28, 2007, the maturity date of the loan from management dated June 1, 2006 in the amount of $90,000 was extended to December 31, 2007 at an annual interest rate of 11.5%. On January 1, 2008, the maturity date of this loan was extended to December 31, 2009 at an annual interest rate of 7.0%.

On July 16, 2007 management loaned the Company $50,000. This non-interest bearing loan was subsequently repaid on August 9, 2007.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

9.       CONVERTIBLE NOTES PAYABLE

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

Accrued interest on the convertible debt is payable semi-annually in cash or in Common Stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest at December 31, 2007 is approximately $76,000.

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

The Company will have the ability to cause the investors to convert their Debentures and any accrued but as yet unpaid interest thereon into Common Stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the Common Stock exceeded $1.00 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the Common Stock during such 20 consecutive trading day period exceeded 125,000 shares.

For each aggregate face amount of Debentures purchased, each investor received a Warrant to purchase such number of shares of Common Stock equal to the aggregate face amount of their respective Debenture divided by the Conversion Price.  The Warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  At December 31, 2007 there are 8,600,000 warrants associated with the debentures outstanding with an aggregate value of approximately $1,483,000.  The costs associated with the warrants were recorded as a debt discount and are being amortized using the effective interest method over the three year term of the notes.

In addition, the debentures conversion feature has been valued at approximately $656,000 due to the excess of the market value of the Common Stock over the conversion price. The discount attributable to the beneficial conversion is being amortized using the effective interest method over the term of the debentures.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

9.       CONVERTIBLE NOTES PAYABLE (continued)

In consideration for placement services, the Company has paid the Placement Agent a commission of 8% of the gross proceeds of the Offering plus 5-year warrants to purchase up to such number of shares of common stock equal to 8% of the aggregate amount of Securities subscribed for at $0.19 per share or 100% of the 5-day average closing price of the common stock for the five days preceding, but not including, the closing date.  The commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs of approximately $441,000 of which approximately $153,000 were related to the issuance of warrants and approximately $289,000 was paid as cash for placement agent fees and various other direct costs of issuance.

In accordance with the terms of the Debenture agreement, the Company may not pay dividends or other distributions on the Company's equity securities during the period that any portion of the debenture is outstanding.

On September 28, 2007, the Company filed a registration statement on form SB-2 with the United States Securities and Exchange Commission in connection with the above mentioned financing activities and was declared effective on January 28, 2008.

The following table summarizes the above mentioned transaction as of December 31, 2007:

Convertible notes payable		$2,150,000
Debt discount on convertible notes Attributable to beneficial conversion	655,830
Less: Accumulated amortization	(80,466)	(575,364)

Debt discount attributable to warrants	1,483,084
Less: Accumulated amortization	(188,537)	(1,294,547)

Convertible notes payable, net of discounts		$280,089

The approximate future minimum principal payments on the convertible notes payable as of December 31, 2007 are as follows:

Year Ended December 31,	Amount
2008	$815,000
2009	890,000
2010	445,000
$2,150,000

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

10.     STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Redeemable Convertible Preferred Stock

In June 2005, the Company entered into a note payable agreement with a member of the Board of Directors under which the Board member loaned the Company $250,000 (the “Note”).  The Note was converted into 577 shares of Series A Redeemable Preferred stock, upon the cumulative issuance of $750,000 of Series B Preferred Stock in November 2006. The Note bore interest at 10% per year. The Series A had a dividend rate of 6% per annum as adjusted for any stock dividends and splits. The Board of Directors resolved that no cumulative dividends were to be paid. On February 7, 2007, the 577 shares of the Series A Convertible Preferred Stock were exchanged for 4,246,370 shares of the Company’s common stock, par value $.001 per share during (the “Share Exchange”) as described in Note 1.

Series B Redeemable Convertible Preferred Stock

During 2007 and 2006, the Company issued 1,303 and 670 shares, respectively, of Series B with par value of $1,000 per share, for gross proceeds of $1,973,000.  The Series B had a dividend rate of 6% per annum as adjusted for any stock dividends and splits.  The Board of Directors resolved that no cumulative dividends were to be paid, on February 7, 2007, the 2,548 shares of the Series B Convertible Preferred Stock were exchanged for 18,751,734 shares of the Company’s common stock, par value $.001 per share during (the “Share Exchange”) as described in Note 1.

Common Stock

In connection with the Share Exchange Agreement, the Company assumed the obligation to register up to 400,000 shares of common stock issued by Alpha in a private placement (the “Alpha Private Placement”).  In return, the Company received $500,000 upon the closing of the Merger on February 7, 2007 for issuance of 400,000 shares of common stock.

On July 31, 2007, the Company issued 15,000 shares of restricted common stock for legal services rendered, valued at $23,550.

On December 5, 2007, the Company issued 5,000 and 22,500 shares of restricted common stock for legal and investor relation services rendered, valued at $550 and $2,476, respectively.

       .
HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

11.     SIGNIFICANT RISKS AND UNCERTAINTIES

Concentration of Cash Balance - The Company maintains cash balances with bank deposit accounts which at times may exceed Federal Deposit Insurance Corporation limits.  The Company has not experienced any losses and management believes that the risk of loss as a result of this policy is negligible.

Major Customers – For the year ended December 31, 2007, one customer accounted for 14.2% of revenues for the period. No other customers represent more than 10% of the gross receivables as of December 31, 2007.

Major Suppliers - For the year ended December 31, 2007, two suppliers accounted for 90% of materials purchased, which was approximately $300,000 for the period.  Major suppliers are considered to be those who accounted for more than 10% of total purchases.  Management believes that other suppliers could provide similar materials on comparable terms and a change in suppliers would not affect operating results adversely.

12.      RELATED PARTY TRANSACTIONS

An officer of the Company is also an officer of ZymeTx, Inc. Two members of the Board of Directors of the Company are also employees’ of Spencer Trask.  Spencer Trask is also an affiliate of Diagxotics.  Through these relationships the Company received inventory and license agreements for $250,000 as part of an assignment and assumption agreement (see Note 5).  As part of this assignment and assumption agreement, the Company paid ZymeTx, Inc. $100,000 for the sole right to distribute the flu test by paying certain expenses on behalf of ZymeTx, Inc. up to the $100,000 amount.  As of December 31, 2007, the Company paid an additional $23,512 of ZymeTx, Inc.’s expenses above the $100,000 amount.  The receivable from ZymeTx Inc. is included in other receivables on the accompanying balance sheet, and is fully reserved for.

On February 26, 2006, a member of the Board and Series A holder agreed to lend the Company $150,000 at an interest rate of 8.5% in three installments (which was subsequently repaid on January 22, 2007).  The Company also agreed to issue to the holder a warrant to purchase that number of additional shares of Series B such that, upon conversion of such shares to Common Stock, the converted shares would represent 0.5% of all of the Company’s issued and outstanding Common Stock on a fully diluted basis.  The post merger price for such shares would be $0.1359 per share. On February 6, 2007, a total of 301,735 post merger warrants were issued in connection with this note payable. Such warrants were valued at $27,156 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded this expense on the statement of operations for the year ended December 31, 2007.

On June 28, 2007, the maturity date of the loan from management dated June 1, 2006 in the amount of $90,000 was extended to December 31, 2007 at a per annum rate of 11.5%. On January 1, 2008, the maturity date of this loan was extended to December 31, 2009 at a per annum rate of 7.0%.

On July 16, 2007 management loaned the Company $50,000. This non-interest bearing loan was subsequently repaid on August 9, 2007.

As of December 31, 2007, the Company owes Mr. Proulx $113,750 for unpaid salary in 2006 and entered into a letter agreement with Mr. Proulx dated February 1, 2007 acknowledging the amount owed and agreeing to repay such amount at such time as it shall determine is consistent with its cash flow needs.

As of December 31, 2007, the Company owes Mr. Davies $48,333 for unpaid salary in 2006 and entered into a letter agreement with Mr. Davies dated February 1, 2007 acknowledging the amount owed and agreeing to repay such amount at such time as it shall determine is consistent with its cash flow needs.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

13.      INCOME TAXES
The Company has incurred losses since inception, which have resulted in net operating loss carry forwards (NOLs).

The tax effect of the temporary differences that give rise to the Company’s net deferred tax assets (in thousands) as of December 31, 2007 are as follows:
Deferred tax assets:
Net operating loss carry forwards	$2,000,000
Allowance for doubtful accounts	13,000
Stock based compensation	120,000
Accrued salaries	84,000

Subtotal	2,217,000
Valuation allowance	(2,217,000)
Net deferred tax assets	$-

Since it is more likely than not that the Company will not realize the benefits from these NOLs, the Company has recorded a full valuation against any future tax benefits.  The valuation allowance increased by $1,540,000 in 2007, which is primarily related to the increase in federal and state carryovers.

The Company has approximately $5,000,000 in federal NOLs expiring in the years 2025 to 2027.  Pursuant to Section 382 of the Internal Revenue Code, in the event of an ownership change of more than 50%, the ability of the Company to utilize the NOL carry forwards may be limited.

The Company’s effective tax rate differs from the Statutory Federal income tax rate of 34%, primarily due to the effect of state income taxes and the impact of recording a valuation allowance to offset the potential future tax benefits resulting from net operating loss carry forwards. The following is a reconciliation of the U.S. Federal Statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2007 and 2006.

	2007	2006
Federal statutory rate	34.0%	34.0%
State taxes, net of federal tax benefit	6.0%	6.0%
Valuation allowance	(40.0%)	(40.0%)
Effective tax rate	0.0%	0.0%

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

14. COMMITMENTS AND CONTINGENCY

Consulting Agreements

On January 14, 2005, the Company entered into a consulting arrangement with W. Barry McDonald (a Board of Director), under which, Mr. McDonald is to provide the Company with certain business development assistance in exchange for monthly payments, success fees and stock options to earn up to 5% of the Company’s common stock on a fully diluted basis.  Subsequent to the adoption of the Company’s Stock Option Plan, in February 2007, the Company’s Board of Directors agreed to grant W. Barry McDonald an option to purchase one share of HPD Common Stock (pre-merger common stock) for every five hours of consulting services that Mr. McDonald provides to HPD in 2007. The exercise price for each share of HPD Common Stock is $0.1354 per share (on a post-merger basis). Mr. McDonald agreed to work with our management team and provide 36 hours of consulting services per month, such consulting services consisting of identifying and developing relationships with companies whose diagnostic products are consistent with our strategy (each, a “Target”) and objectives and assisting us with the implementation of our business model. Such options vest at the end of each quarter following the performance of the consulting services by Mr. McDonald. In connection with the agreement noted above, On February 1, 2007 Mr. McDonald was granted 890,487 options valued at $80,144, which represented 4% of the Company on a fully-diluted basis as of December 14, 2006.

Mr. McDonald shall have the right to earn the remaining 1% of the Company’s Common Stock on a fully-diluted basis as set forth above, upon the consummation of a definitive agreement with a Target. The exercise price for such shares of HPD Common Stock is $0.1354 per share.

Leases
In January 2006, the Company entered into a two year lease agreement with an annual rent of $75,350 per year. In March 2007, the Company entered into a one year lease for additional rental space with annual rent in the amount of $17,600 per year.  As of the report date, the Company was negotiating a new lease for the original and additional rental space. The office lease commitment as of December 31, 2007 is as follows:

Year Ended	Amount
2008	$10,680

The Company’s rent expense was approximately $91,000 and $66,000 for the years ended December 31, 2007 and 2006, respectively.

Purchase Commitments

The Company has a purchase agreement for a diagnostic test, which requires the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet this minimum ordering requirement, this agreement can be terminated by the vendor. The Company’s purchase commitment (expressed as a number of units) was 60,000 and 75,000 for the years ended December 31, 2007 and 2006, respectively.  Minimum orders (expressed as number of units) required under the existing agreement as of December 31, 2007, is as follows:

	Number of Units	Amount

2008	75,000	$241,935
	75,000	$241,935

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

15.     DEFINED CONTRIBUTION RETIREMENT PLAN

The Company maintains a 401(k) plan for its employees. Employees are eligible to participate in the plan immediately after completing three months of service with the Company. Under the terms of the plan, employees are entitled to contribute from 1% to 20% of their total compensation, within the limitations established by the Internal Revenue Code. The Company has agreed to make matching contributions in the amount of 100% on the first 5% of the elective deferral. The Company’s contributions were approximately $20,000 and $10,000 for the years ended December 31, 2007 and 2006, respectively.

16.     STOCK OPTIONS AND WARRANTS

On December 18, 2006, the HPD Board of Directors adopted the Healthcare Providers Direct, Inc. Stock Option Plan (the “Plan”) which provides for the grant of incentive stock options and nonqualified stock options. On December 27, 2006 the Company’s shareholders approved the Plan. No options were granted under the Plan for the period ending December 31, 2006.

The Board of Directors has approved and adopted the 2007 Stock Incentive Plan effective and dated June 26, 2007. Options with an exercise price of $1.20 were granted on March 28, 2007 to HPD employees were exchanged for options granted to the same employees under the 2007 HPD’s Incentive Stock Option Plan for an equal number of options originally granted in March 2007 at the exercise price of $0.60, representing the closing price of the Company’s common stock on June 26, 2007. This June 26, 2007 modification increased the Company’s compensation expense by approximately $10,000.

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

The Company’s compensation expense related to stock option awards (“stock options”) was approximately $268,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Stock Options
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by the estimated forfeiture rate. The Company does not anticipate any forfeitures. The fair market value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions for the year ended December 31, 2007:

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was approximately $0.143 for the year ended December 31, 2007. No options were exercised during the year ended December 31, 2007. As of December 31, 2007, total unrecognized compensation cost related to stock options granted in 2007 was approximately $253,000 and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years. The maximum term to exercise the Company’s stock options is ten years.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

A summary of the status of stock option activity for the year ended December 31, 2007 is as follows:

			Weighted Average
		Weighted Average	Contractual Term	Aggregate Intrinsic
Summary of activity:	Number of Shares	Exercise Price	(in years)	Value
Outstanding as of December 31, 2006:	-	$-	-	$-
Granted	2,697,209	0.28	10	1,193,372
Exercised	-	-	-	-
Cancelled, forfeited or expired	(350,000)	0.60	-	-
Outstanding as of December 31, 2007:	2,347,209	$0.23	10	$1,193,372

Vested and Expected to vest as of December 31, 2007:	2,347,209
Exercisable:	1,161,269

Available for future grants:	4,055,463

The following table summarizes information about outstanding and exercisable options as of December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted Average
Range of Exercise Prices	Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.13 to $0.14	1,847,209	9.09	$ 0.1354	1,111,269	$ 0.1354
$0.60	500,000	9.41	$ 0.60	50,000	$ 0.6000
	2,347,209			1,161,269	$0.1554

There was no stock option activity in 2006.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Warrants

In connection with the February 27, 2006 $150,000 related party loan from Donald Farley, the Company also granted to Farley a 5-year warrant to purchase up to 301,735 shares of the Company’s Common Stock. This warrant is exercisable at any time at an exercise price of $0.1359 per share. Such warrants were valued at $27,156 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded this expense and is included on the statement of operations for the year ending December 31, 2007.

In connection with the Series B Private Placement financing, the Company issued warrants to brokers with the right to purchase up to 1,368,847 shares of common stock at an exercise price of $0.1359. Such warrants were valued at $123,196 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The value of these warrants of $123,196 was charged to issuance costs and netted against the gross proceeds.

On February 7, 2007, the Company issued warrants to Investa Capital Partners Inc. (“Investa”) for services performed in connection with the reverse merger transaction, which are exercisable in two tranches. The tranche A warrants gave Investa the right to purchase 2,705,659 shares of common stock at an exercise price of $0.1848 per share. The tranche B warrants gave Investa the right to purchase 2,032,982 shares of common stock at an exercise price of $0.2459 per share. The warrants had a fair value of $2,927,285 and have been recorded as an expense for the year ended December 31, 2007.  Both the tranche A and the tranche B warrants were exercisable for a period of 365 days from the date of issuance until the warrants expired on February 7, 2008.

These warrants expired on February 7, 2008. Investa did not exercise these warrants and the Company did not exercise the put feature.

The Company valued the put feature associated with these warrants and determined that the value did not have a significant impact on the financial statements for the year ended December 31, 2007.

On August 31, 2007, in consideration for placement services of the convertible debentures, the Company issued 5-year warrants to purchase up to 688,000 shares of restricted common stock for $0.19 per share, valued at $152,586 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date).

On December 10, 2007, the Company issued a 5-year warrant to purchase up to 43,000 shares of restricted common stock for $0.50 per share for investor relation services rendered to us, valued at $3,870 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date).

The following table summarizes outstanding and exercisable warrants as of December 31, 2007:

Warrants outstanding and exercisable	Exercise price per share	Expiration Date

2,705,659	$0.1848	February 7, 2008
2,032,982	$0.2459	February 7, 2008
1,670,582	$0.1359	February 6, 2012
2,000,000	$0.5000	July 31, 2012
3,000,000	$0.5000	August 3, 2012
3,160,000	$0.5000	August 16, 2012
440,000	$0.5000	August 31, 2012
688,000	$0.1900	August 31, 2012
43,000	$0.5000	December 10, 2012
15,740,223

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

A summary of the status of warrant activity for the year ended December 31, 2007 is as follows:

Weighted Average
	Number of	Weighted Average	Contractual Term	Aggregate Intrinsic
Summary of activity:	Shares	Exercise Price	(in years)	Value
Outstanding as of December 31, 2006:	-	$-	-	$-
Granted	15,740,223	0.36	4.12	3,659,356
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding as of December 31, 2007:	15,740,223	$0.36	4.12	$3,659,356

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

17.    SUBSEQUENT EVENTS

On January 10, 2008, the Company issued 5-year warrants to Lincoln Associates LLC, a related party, for general business services to be performed during 2008, which are exercisable in two tranches.  Tranche A warrant gives Lincoln Associates LLC the right to purchase up to 100,000 shares of the Company’s Common Stock. This warrant is exercisable at any time at an exercise price of $0.09 per share, valued at $8,643 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date).  The tranche B warrant gives Lincoln Associates LLC the right to purchase up to 100,000 shares of the Company’s Common Stock. This warrant is exercisable at any time at an exercise price of $0.19 per share, valued at $8,484 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). William Dioguardi, a member of our board of directors, is the managing partner of Lincoln Associates LLC.

The SB-2 Registration statement was declared effective January 28, 2008. 11,871,993 shares of common stock were registered, including 8,600,000 shares of common stock which are issuable upon conversion of the debentures at a conversion price of $0.25 per share.

On January 1, 2008, the maturity date of the loan from management dated June 1, 2006 in the amount of $90,000 was extended to December 31, 2009 at a per annum rate of 7.0%.

The Investa Capital Partners Inc. warrants expired on February 7, 2008. Investa did not exercise these warrants and the Company did not exercise the put feature.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 5, 2007, we dismissed Morgan and Company, Chartered Accountants (“Morgan”) as independent auditors for the Company (f/k/a Alpha Motorsport, Inc.).  In addition, on September 5, 2007, we dismissed Amper, Politziner & Mattia, P.C. ("Amper") who audited the financial statements for the Healthcare Providers Direct, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“HPD-Delaware”), and was engaged by the Company to review the Company’s Form 10-QSB for the quarterly periods ended March 31 and June 30, 2007.  Both of these dismissals were approved by the Audit Committee of the Company and our Board of Directors.

Morgan’s report, dated September 22, 2005 on the Company's financial statements for the fiscal year ended June 30, 2005 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of Morgan on the financial statements of the Company for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

Amper’s report on HPD-Delaware’s financial statements for the fiscal year ended December 31, 2006 and 2005 contained an explanatory paragraph indicating that there was substantial doubt as to HPD-Delaware’s ability to continue as a going concern. Other than such statement, no report of Amper on the financial statements of HPD-Delaware for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s and HPD-Delaware’s two most recent fiscal years and through September 4, 2007: (i) there have been no disagreements with Morgan or Amper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Morgan or Amper, would have caused them to make reference to the subject matter of the disagreement in connection with its reports and (ii) Morgan or Amper did not advise the Company or HPD-Delaware of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company provided to Morgan and Amper the disclosure contained in this Form 8-K and requested Morgan and Amper to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. Incorporated by reference herewith as exhibit 16.1 is the letter from our principal accountants, Morgan and Company, Chartered Accountants.  .Incorporated by reference herewith as exhibit 16.2 is the letter from Amper, Politziner & Mattia, P.C.

On September 5, 2007, the Board of Directors approved our engagement of Miller, Ellin & Company, LLP ("Miller Ellin") as independent auditors for the Company and its subsidiaries. The Company engaged Miller Ellin on September 5, 2007.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled  Internal Control — Integrated Framework.  As a result of its assessment, management identified a material weakness in the Company’s internal control over financial reporting. Based on the weakness identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of its assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

•	The Company lacked sufficient internal resources to adequately implement segregation of duties within the financial reporting system.

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation did warrant a material weakness in the financial reporting process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weakness

During 2008, the Company will implement the following remediation activities to materially improve, or are reasonably likely to improve, the Company’s internal control over financial reporting:

•	Continue the refinement, expansion, and communication of Accounting Policies and Procedures, particular in areas involving complex or technical accounting, and

•
Utilize external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal controls over financial reporting under the Sarbanes-Oxley Act (“SOX”) and adequately address the lack of segregation of duties within the financial reporting process.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. We believe that such risks have been reasonably mitigated following our implementation of the Sarbanes-Oxley Act requirements in late 2007 and our remediation plans that will be implemented during 2008. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee we may not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2007 there were no changes in internal control that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and term of directorship, as applicable, of each of the Company’s directors, executive officers and significant employees as of the date hereof.

Name	Age	Director Since

Norman R. Proulx President, CEO, Chief Financial Officer and a Director	60	February 7, 2007

Janet Tobias Proulx Corporate Secretary and Director of Administration	61	-

Gregory S. Davies Corporate Treasurer and Vice President of Finance	39	-

Donald F. Farley Director	65	February 7, 2007

William P. Dioguardi	50	February 7, 2007
Director

W. Barry McDonald	60	February 7, 2007
Director
____________________

Executive Officers, Directors and Significant Employee Biographies

Norman R. Proulx - President, CEO, Chief Financial Officer & Director. Mr. Proulx is a member of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer. From 1999 to present, he has served as the Chief Executive Officer of ZymeTx, Inc. and is a member of its Board of Directors. ZymeTx, Inc. filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code in November 2002 and emerged in October 2003. From 2000 to present, he has served as the Chief Executive Officer of Gynétics, Inc. From 1997 to 2002, he was a Managing Director of Spencer Trask, Inc., a venture capital firm. It was during this period that Mr. Proulx was asked to become CEO of both ZymeTx, Inc. and Gynétics, Inc. From 1990 to 1997 he was President and Chief Executive Officer of Seymour Housewares Corporation, a consumer products company owned by Forstmann Little & Company. In 1997 Seymour Housewares Corporation merged with Seymour Sales Corporation, a publicly-traded housewares company. Prior to 1990 he held various general management positions with Wilkinson Sword North America, Scripto, Inc. and The Gillette Company. Mr. Proulx graduated from Boston College in 1969 with a B.A. degree in Accounting. He also participated in the MBA Program of Boston University 1977-1978.

Janet Tobias Proulx - Corporate Secretary and Director of Administration . Mrs. Proulx is Corporate Secretary and Director of Administration. Mrs. Proulx’s experience includes over 15 years in similar positions, including Director of Administration and Secretary for Gynétics, Inc. from 2001-2004. From 1998-2001 she worked in investment banking and compliance with Spencer Trask, Inc. Prior to that, from 1985 to 1990, Mrs. Proulx was Director of Administration and Secretary for Wilkinson Sword, Inc. where, in addition to her corporate responsibilities, she also managed customer service and inside sales. Mrs. Proulx attended the University of Louisville in Kentucky.

Gregory S. Davies - Corporate Treasurer and Vice President of Finance . Mr. Davies is Corporate Treasurer and Vice President of Finance. From 2001-2004, Mr. Davies served in the same capacity for Gynétics, Inc. Mr. Davies has more than 15 years financial and accounting experience, primarily in mid size and start-up companies. Mr. Davies received a B.S. degree in Management from Montclair State College in 1990, and an MBA in Finance from Monmouth University in 1994.

Donald F. Farley - Director . Donald F. Farley is a member of the Board of Directors. From 1998 to present, Mr. Farley has been the Chief Executive Officer of Spencer Trask Specialty Group, LLC. Prior to 1998, Mr. Farley held several executive level positions with Pfizer, Inc., including President, Consumer Health Care and President, Pfizer Food Science Group. Mr. Farley is the Chairman of the Board of Directors and a member of the compensation committee of Vyteris, Inc., and a member of the Board of Directors and governance committee of Minrad, Inc. Mr. Farley received his B.S. in chemical engineering from The University of Rhode Island in 1965 and his MBA from the University of Hartford in 1969.

William P. Dioguardi - Director . William P. Dioguardi is a member of the Board of Directors. From 1994 to present, Mr. Dioguardi has been the President of Spencer Trask Ventures, Inc. From 1988 to 1994, Mr. Dioguardi was founder and President of Vantage Securities. Prior to 1988, Mr. Dioguardi was First Vice President and a member of the Executive Committee of Integrated Resources, Inc. Mr. Dioguardi is a member of the Board of Directors of Adagio Acquisition I, Inc., Adagio Acquisition II, Inc. and Adagio Acquisition III, Inc. Mr. Dioguardi graduated from Montclair Academy in 1976 and received a B.S. degree in Business Administration from Monmouth University in 1980.

W. Barry McDonald - Director . Mr. McDonald is a member of the Board of Directors. From 1968 to present, Mr. McDonald has been an Executive Director of The Sage Group, Inc. Mr. McDonald has over 30 years experience as an executive manager in the healthcare industry for companies in the United States, Europe and Japan focused on human diagnostics. Mr. McDonald graduated from the University of Southern Mississippi in 1970 with a B.S. degree in Biology/Chemistry and in 1972 with an M.S. degree in Microbiology/Genetics. He attended the Albert Chandler Medical School at the University of Kentucky, PhD./MD Program, 1972-1974.

Family Relationships

Norman Proulx and Janet Proulx are husband and wife.

Board of Directors

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our directors are elected for a term of one year and until their successors are elected and qualified.

The Company’s Board of Directors is comprised of four directors: Norman R. Proulx, Donald F. Farley, William P. Dioguardi and W. Barry McDonald.

Director Compensation

The Company may compensate non-management directors through the issuance of stock awards including, without limitation, stock options, restricted stock awards, stock grants, and/or stock appreciation rights. The Company intends to make such awards pursuant to a stock option plan or employee incentive plan to be approved by the Company.

Audit, Nominating and Compensation Committees

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Governance Committee.

The Compensation Committee has not met during the 2007 fiscal year.  All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

The Governance Committee has not met during the 2007 fiscal year.  All matters addressed by the Governance Committee were decided on by the Board of Directors.  The function of the Governance Committee is to (a) oversee the evaluation of the Board and management and (b) develop, recommend and revise a set of corporate governance principles.

As of December 31, 2007, the Audit Committee consisted of the following members: Messrs. McDonald and Farley.  The Audit Committee has met twice in fiscal year 2007. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

The total number of meetings of the Board of Directors during the fiscal year 2007 was three.  Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

Code of Ethics

As of December 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Involvement in Certain Legal Proceedings

During the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name	Principal Position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Norman R. Proulx	President, CEO, CFO, Director	0	0	0
William Dioguardi Dioguardi	Director	0	0	0
Donald F. Farley	Director	0	0	0
Barry McDonald	Director	0	0	0
Gregory Davies	VP Finance	0	0	0

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Norman R. Proulx President, CEO, CFO	2007 2006	300,000 173,322(1)	- -	- -	-	- -	- -	55,395 (2) 395 (2)	355,395 173,717
Gregory S. Davies Vice President of Finance	2007 2006	115,000 100,000(3)	- -	- -	13,247 -	- -	- -	29,510 (4) 3,644 (4)	157,757 103,644

(1)
The Company currently owes Mr. Proulx $113,750 for unpaid salary in 2006 and entered into a letter agreement with Mr. Proulx dated February 1, 2007 acknowledging the amount owed and agreeing to repay such amount at such time as it shall determine is consistent with its cash flow needs.

(2)
This amount represents the 2007 and 2006 annual premiums of $395 and $395, respectively, for Mr. Proulx’ $1,000,000 life insurance policy paid by the Company. In addition, the Company paid Mr. Proulx $55,000 in accrued salary.

(3)
 The Company currently owes Mr. Davies $48,333 for unpaid salary in 2006 and entered into a letter agreement with Mr. Davies dated February 1, 2007 acknowledging the amount owed and agreeing to repay such amount at such time as it shall determine is consistent with its cash flow needs.

(4)
This amount represents (a) the 2007 and 2006 annual premiums in the amounts of $135 and $102, respectively, for Mr. Davies’ $100,000 life insurance policy paid by the Company and (b) a Company match under the Company’s current 401k Plan to Mr. Davies in the amounts of $6,875 and $3,542, respectively. Mr. Davies is fully vested in this amount. In addition, $22,500 in accrued salaries was paid.

Narrative Disclosure to the Summary Compensation Table

Salary and stock options granted to our executive officers is based on their level of experience and contributions to the company.

Compensation paid to Norman R. Proulx and Gregory S. Davies

We currently do no have employment agreements with any of our named executive officers. Previously, on February 1, 2007, HPD entered into letter agreements with Messrs. Proulx and Davies acknowledging unpaid salary amounts owed to Messrs. Proulx and Davies for 2006 and agreeing to pay such amounts at the time the Company determines is consistent with its cash flow needs. For year ended December 31, 2007, the Company owes Messrs. Proulx and Davies $113,750 and $48,333, respectively.

None of the executive officers of the Company is entitled to receive any payments or benefits in the event of termination of employment with the Company.

During the fiscal year ended December 31, 2007, the Company granted Mr. Davies options to purchase 147,188 shares of common stock at the exercise price of $0.1354 per share with an expiration date of February 5, 2017. These options fully vest over a two year period. The aggregate value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” Also during the fiscal year ended December 31, 2007, Mr. Proulx and Mr. Davies were paid for accrued salaries in the amounts of $55,000 and $22,500, respectively. These accrued salaries are reported in the summary compensation table above in the column titled “All Other Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gregory S. Davies Norman R. Proulx	- -	147,188 (1) -	- -	0.1354 -	02/05/2017 -	- -	- -	- -	- -

(1)	147,188 options become fully vested and exercisable on February 5, 2009.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
W. Barry McDonald	-	-	19,870	-	-	80,144 (1)	100,014
Donald F. Farley	-	-	19,870	-	-	27,156 (2)	47,026
Norman R. Proulx	-	-	-	-	-	-	-
William P. Dioguardi	-	-	19,870	-	-	-	19,870

Narrative Disclosure to the Director Compensation Table

Norman Proulx received no compensation for his service as a member of our board of directors. We only compensate outside directors for the service as members of our board of directors.  On February 1, 2007, the Company granted each non-employee director 220,782 stock options, all at an exercise price of $ 0.1354. The stock options vest over three years. All of these options expire 10 years from the date of grant. There were no options granted to our board of directors for the period ending December 31, 2006.

(1)
On January 14, 2005, the Company entered into a consulting arrangement with W. Barry McDonald (a board of director), under which, Mr. McDonald is to provide the Company with certain business development assistance in exchange for monthly payments, success fees and stock options to earn up to 5% of the Company’s common stock on a fully diluted basis. Subsequent to the adoption of the Company’s Stock Option Plan, in February 2007, the Company’s Board of Directors agreed to grant W. Barry McDonald an option to purchase one share of HPD Common Stock (pre-merger common stock) for every five hours of consulting services that Mr. McDonald provides to HPD in 2007. The exercise price for each share of HPD Common Stock is $0.1354 per share (on a post-merger basis). Mr. McDonald agreed to work with our management team and provide 36 hours of consulting services per month, such consulting services consisting of identifying and developing relationships with companies whose diagnostic products are consistent with our strategy (each, a “Target”) and objectives and assisting us with the implementation of our business model. Such options vest at the end of each quarter following the performance of the consulting services by Mr. McDonald. In connection with the agreement noted above, Mr. McDonald was granted 890,487 options valued at $80,144, which represented 4% of the Company on a fully-diluted basis as of December 14, 2006.

Mr. McDonald shall have the right to earn the remaining 1% of the Company’s Common Stock on a fully-diluted basis as set forth above, upon the consummation of a definitive agreement with a Target. The exercise price for such shares of HPD Common Stock is $0.1354 per share.

(2)
 In connection with the February 27, 2006 $150,000 related party loan from Donald Farley, the Company also granted to Farley a 5-year warrant to purchase up to 301,735 shares of the Company’s Common Stock. This warrant is exercisable at any time at an exercise price of $0.1359 per share. Such warrants were valued at $27,156 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded this expense on the statement of operations for the year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table identifies, as of March 15, 2008, the number and percentage of outstanding shares of common stock owned by (i) each person we know to own more than five percent of our outstanding common stock, (ii) each named executive officer and director, and (iii) and all our executive officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	Norman R. Proulx	8,485,380 (3)	18.9
Common Stock	Janet Tobias Proulx	8,485,380 (4)	18.9
Common Stock	Gregory S. Davies	2,340,287	5.2
Common Stock	W. Barry McDonald	890,487	2.0
Common Stock	Donald F. Farley	4,548,105 (5)	10.1
Common Stock	William P. Dioguardi	--	--
Common Stock	All Officers & Directors as a Group	16,264,259	55

* Equals less than 1%.

(1)       The address of each of the directors and executive officers listed below is c/o Healthcare Providers Direct, Inc., 3371, Route One, Suite 200, Lawrenceville, New Jersey, 08648.  "Beneficial Ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer.  The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.  Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)       Based on 44,911,538 shares of common stock outstanding as March 15, 2008.

(3)       Includes 2,340,287 shares of HPD Common Stock owned by Mr. Proulx’s wife, Janet Tobias Proulx.

(4)       Includes 6,145,093 shares of HPD Common Stock owned by Mrs. Proulx’s husband, Norman Proulx.

(5)       This amount includes warrants to purchase 301,735 shares of HPD’s Common Stock, exercisable at any time at an exercise price of $0.1359 per share. See “Certain Relationships and Related Transaction - Donald Farley.”

Item 12. Certain Relationships and Related Transactions

Donald F. Farley

Donald F. Farley is a member of our Board of Directors and a significant shareholder in the Company. The following summarizes the principal features of certain transactions entered into between HPD and Mr. Farley:

$250,000 Convertible Loan

On or about June 15, 2005, Mr. Farley agreed to lend $125,000 to HPD pursuant to a Convertible Promissory Note and Security Agreement. On or about July 15, 2005, Mr. Farley agreed to lend an additional $125,000 to HPD pursuant to the terms of the same agreement. The entire $250,000 principal amount of the loan, plus interest at an annual rate of 10%, was to be repaid within on June 15, 2006 unless converted in accordance with the terms of the Convertible Promissory Note and Security Agreement. In November 206, the entire principal amount (and all accrued interest thereon) of the loan was converted into 577 shares of HPD’s Series A Preferred Stock in accordance with the terms of the Convertible Promissory Note and Security Agreement. The Series A Preferred Stock was converted into 4,246,370 shares of common stock after the share exchange agreement as described in (note 1).

$150,000 Convertible Loan

On February 27, 2006, Farley agreed to lend the Company $150,000 in three installments (which was subsequently repaid on January 22, 2007) at an interest rate of 8.5%.  The Company also agreed to issue to the holder a warrant to purchase that number of additional shares of Series B such that, upon conversion of such shares to Common Stock, the converted shares would represent 0.5% of all of the Company’s issued and outstanding Common Stock on a fully diluted basis.  The post merger price for such shares would be $0.1359 per share. On February 6, 2007, a total of 301,735 post merger warrants were issued in connection with this note payable. Such warrants were valued at $27,156 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded this expense on the statement of operations for the year ended December 31, 2007.

ZymeTx,Associates, LLC.

ZymeTx Associates, LLC, of which Mr. Farley is a member, is a creditor of ZymeTx, Inc. a supplier of diagnostic products to the Company. In connection with Mr. Farley’s relationship with ZymeTx, Inc., ZymeTx Associates, LLC receives 50% of net sales of the ZstatFlu test.  During 2007 and 2006, ZymeTx Associates, LLC received $114,121 and $30,786, respectively, in connection with the above mentioned.

Norman Proulx, our Chief Executive Officer and a member of our Board of Directors, has served from 1999 to present, as the Chief Executive Officer of ZymeTx, Inc. and is a member of its Board of Directors.

Other Transactions

In April 2005, the Company entered into an agreement (the “Agreement”) with DiagXotics, Inc. (“Diagxotics”) and Spencer Trask Specialty Group LLC (“Spencer Trask”), (related parties) for the acquisition of certain ZstatFlu and shrimp diagnostic inventory and the right, title and interest in certain license agreements for the ZstatFlu test and shrimp diagnostic test.  The Company must pay royalties of 50% of the next sales of the shrimp diagnostic test, up to a total of $50,000. The Company must pay royalties of approximately 16.67% of the net sales of the ZstatFlu tests to Spencer Trask, up to a total of $100,000 which is due no later than June 30, 2008 (note 5).

On January 1, 2008, the maturity date of the loan from management dated June 1, 2006 in the amount of $90,000 was extended to December 31, 2009 at a per annum rate of 7.0%.

In February 2007, in connection with the purchase by Spencer Trask Illumination Fund, LLC of shares of Series B Preferred Stock in the Series B Offering, the Company granted Concord Equities Group, Inc. a 5-year warrant to purchase up to 220,782 shares of the Company’s Common Stock. This warrant is exercisable at any time at an exercise price of $0.1359 per share. The value of this warrant of $19,870 was included in the Series B issuance costs. William Dioguardi, a member of our board of directors, is the Chairman of Concord Equities Group, Inc. and is the managing member of the Spencer Trask Illumination Fund, LLC.

Item 13. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated January 11, 2007 (4)
2.2	Share Exchange Agreement by and between Alpha Motorsport, Inc. and Healthcare Providers Direct, Inc., dated February 7, 2007 (5)
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 13, 2006 (2)
3.4	Articles of Merger filed with the Secretary of State of Nevada on January 18, 2007 (4)
3.5	Certificate of Change filed with the Secretary of State of Nevada on January 18, 2007 (4)
4.1	Form of Debenture(6)
4.2	Form of Warrant (6)
10.1	Amended and Restated Summary of Proposed Terms for a Reverse Merger Acquisition of HealthCare Providers Direct Inc. and the Issuance of the Bridge Loan (3)
10.2	Share Purchase Agreement by and between Alpha Motorsport, Inc. and Vincent Markovitch, dated February 7, 2007 (4)
10.3	Form of Subscription Agreement (6)
16.1	Letter of Morgan & Company, Chartered Accountants (7)
16.2	Letter of Amper, Politziner & Mattia, P.C. (8)
21	List of Subsidiaries
31	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference from the exhibit to the Company’s Form SB-2 (File No. 333-119930) filed with the SEC on October 25, 2004

(2) Incorporated by reference from the exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April, 28 2006

(3) Incorporated by reference from the exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2006

(4) Incorporated by reference from the exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2007

(5) Incorporated by reference from the exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2007

(6) Incorporated by reference from the exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007

(7) Incorporated by reference from the exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2007

(8) Incorporated by reference from the exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our current auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $32,000 and $0, respectively. The aggregate fees billed by our previous auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statement for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $125,000, and $42,000, respectively.

Audit-Related Fees

The additional fees billed by our previous auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $20,000 and $0 respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $5,000 and $4,000 for the fiscal years ended December 31, 2007 and 2006, respectively.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE PROVIDERS DIRECT, INC.

Date: April 8, 2008	By:	/s/ Norman Proulx
Norman Proulx
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Norman Proulx	Chief Executive Officer (Principal Executive Officer)	April 8, 2008
Norman Proulx	and Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director

/s/ Donald Farley	Director	April 7, 2008
Donald Farley

/s/ W. Barry McDonald	Director	April 7, 2008
W. Barry McDonald

/s/ William P. Dioguardi	Director	April 8, 2008
William P. Dioguardi