Form 10-Q
period 2008-03-31
HEALTHCARE PROVIDERS DIRECT INC.
filed 2008-05-15
CIK 1305748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 000-51561

HEALTHCARE PROVIDERS DIRECT, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1063591 (IRS Employer Identification No.)

3371 Route One, Suite 200
Lawrenceville, New Jersey 08648
(Address and zip code of principal executive offices)

Telephone Number: (609) 919-1932
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   [X] Yes   [ ] No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer                                                                                                 Accelerated filer
Non-accelerated filer(Do not check if a smaller reporting company)    Smaller reporting company☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [ ]   No   [X]

 As of May 15, 2008, there were 44,911,538 outstanding shares of the Issuer’s Common Stock, par value $0.001 per share.

HEALTHCARE PROVIDERS DIRECT, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHCARE PROVIDERS DIRECT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$15,654	$277,530
Accounts receivable, net of allowance for doubtful accounts of $9,833	35,722	26,726
Other receivables – related party, net of allowance for doubtful accounts of $23,512	-	-
Inventories	207,379	236,477
Prepaid and other current assets	19,147	28,713
Total current assets	277,902	569,446

Equipment, net	14,756	16,210
Deferred financing costs	358,333	394,281
Intangible assets, net	16,667	19,444
Total assets	$667,658	$999,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$478,093	$202,056
Accrued expenses and other current liabilities	368,056	303,865
Accrued royalties	114,344	108,961
Convertible notes payable, net of discounts of $1,627,662 and $1,869,911, respectively	372,338	280,089
Total current liabilities	1,332,831	894,971

Note payable – related party	90,000	90,000
Total liabilities	1,422,831	984,971

Commitments	-	-

Shareholders' equity:
Common stock, $0.001 par value per share; 375,000,000 shares authorized; 44,911,538 and 44,906,538 shares issued and outstanding for 2008 and 2007, respectively	44,912	44,907
Additional paid-in capital	8,556,884	8,516,305
Accumulated deficit	(9,356,969)	(8,546,802)
Total shareholders' equity	(755,173)	14,410
Total liabilities and shareholders' equity	$667,658	$999,381

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEALTHCARE PROVIDERS DIRECT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Revenues, net	$137,796	$138,898
Cost of revenues	84,889	61,821

Gross profit	52,907	77,077

Operating expenses:
Research and development	9,242	47,282
Sales and marketing costs	132,192	228,118
Issuance of warrants in connection with reverse merger	-	2,927,285
General and administrative	394,205	853,755

Total operating expenses	535,639	4,056,440

Loss from operations	(482,732)	(3,979,363)

Interest expense	327,435	2,941
Net loss	$(810,167)	$(3,982,304)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.09)
Weighted average common shares - Basic and Diluted	44,911,538	43,978,465

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEALTHCARE PROVIDERS DIRECT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(810,167)	$(3,982,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,220	3,234
Amortization of intangible assets	2,777	13,889
Amortization of debt discount on convertible notes	242,249	-
Amortization of deferred financing costs	35,948	-
Stock-based compensation expense	23,007	282,858
Issuance of common stock for services	450	-
Issuance of warrants for services	17,127	27,156
Issuance of warrants in connection with reverse merger	-	2,927,285
Provision for doubtful accounts	-	(167)
Changes in operating assets and liabilities:
Accounts receivable	(8,996)	20,457
Inventories	29,098	34,065
Prepaid expenses and other current assets	9,566	(52,567)
Accounts payable	276,037	(239,407)
Accrued expenses and accrued royalties	69,574	(151,334)
Net cash used in operating activities	(110,110)	(1,116,835)

Cash flows from investing activities:
Purchases of equipment	(1,766)	(7,104)
Net cash used in investing activities	(1,766)	(7,104)

Cash flows from financing activities:
Repayment of convertible notes payable	(150,000)	-
Repayment of notes payable	-	(250,000)
Proceeds from issuance of common stock	-	500,000
Proceeds from sale of Series B preferred stock, net of issuance costs of $158,847	-	1,144,153
Net cash (used in) provided by financing activities	(150,000)	1,394,153

Net (decrease)increase in cash and cash equivalents	(261,876)	270,214
Cash and cash equivalents at beginning of period	277,530	263,494
Cash and cash equivalents at end of period	$15,654	$533,708

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
Interest	$1,965	$19,230
Taxes	-	-

Non-cash financing activities:
Conversion of Series A and B preferred stock into common stock	$-	$2,798,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEALTHCARE PROVIDERS DIRECT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying consolidated condensed financial statements included herein have been  prepared  by the  Company  pursuant to the rules and  regulations  of the Securities and Exchange Commission  (the  "Commission")  for interim  financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial  statement  presentation and should be read in conjunction with the audited  consolidated  financial  statements and related footnotes  thereto for the fiscal year ended December 31, 2007  included in the  Company's  current  report on Form  10-KSB,  filed  with the  Commission on April 8, 2008. The financial  statements  presented  in this  quarterly  report are  unaudited  but include all adjustments  that are of a normal  recurring  nature that management considers  necessary for the fair  statement  of the  results  for the  interim periods.  The condensed balance sheet as of December 31, 2007 has been derived from the Company’s Audited Financial Statements. Results for interim periods are not necessarily indicative of results for the full fiscal year. There have been no changes in significant accounting policies since December 31, 2007.

The Company was originally incorporated in Nevada in April 2004 as Alpha Motorsport, Inc. (“Alpha”), a development stage company that attempted to engage in the business of automobile sales and had minimal business operations prior to the time of the Share Exchange and Merger. On January 24, 2007, Alpha formed a wholly-owned subsidiary, Healthcare Providers Direct, Inc., a Nevada corporation and on January 24, 2007, completed a short-form merger pursuant to the Nevada Revised Statutes, and effectively changed its name to “Healthcare Providers Direct, Inc.”, a Nevada corporation.

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

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED):

Investa Warrants

On February 7, 2007, the Company issued warrants to Investa Capital Partners Inc. (“Investa”) for services performed in connection with the reverse merger transaction, which were exercisable in two tranches. The tranche A warrants gave Investa the right to purchase 2,705,659 shares of common stock at an exercise price of $0.1848 per share. The tranche B warrants gave Investa the right to purchase 2,032,982 shares of common stock at an exercise price of $0.2459 per share. The warrants had a fair value of $2,927,285 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date.) and have been recorded as an expense for the year ended December 31, 2007.  Both tranche A and the tranche B warrants were exercisable for a period of 365 days from the date of issuance until the warrants expired on February 7, 2008.

The Investa warrants expired on February 7, 2008. Investa did not exercise these warrants and the Company did not exercise the put feature.

Liquidity

The Company has net losses of $810,167 and negative cash flow from operating activities of $110,110 for the three months ended March 31, 2008, and an accumulated deficit of $9,356,969 as of March 31, 2008. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has taken steps to mitigate the negative operating results by attempting to increase their sales by expanding their market, introducing new products, and increasing the emphasis on sales and marketing. The Company’s ultimate success is dependent upon fulfilling its operating plans and raising additional capital or financing. The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

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

Revenue Recognition- Revenue is recognized when goods are shipped, provided that there is evidence of an arrangement with the customer, the price is fixed and determinable and collection is reasonably assured.

Reclassification- Certain reclassifications have been made to prior year’s consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128 “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations. Consolidated common stock equivalents totaling 22,448,791 and 9,006,432 were excluded from the computation of Diluted EPS for the three months ended March 31, 2008 and 2007, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(810,167)	$(3,982,304)

Denominator:
Weighted-average common shares outstanding basic and diluted	44,911,538	43,978,465

Per share information – basic and diluted:
Net loss	$(0.02)	$(0.09)

NOTE 4 – NOTE PAYABLE – RELATED PARTY:

On June 28, 2007, the maturity date of the loan from management dated June 1, 2006 in the amount of $90,000 was extended to December 31, 2007 at an annual interest rate of 11.5%. On January 1, 2008, the maturity date of this loan was extended to December 31, 2009 at an annual interest rate of 7.0%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE:

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

Accrued interest on the convertible debt is payable semi-annually in cash or in Common Stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest was approximately $123,000 and $76,000 as of March 31, 2008 and December 31, 2007, respectively.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED):

For each aggregate face amount of Debentures purchased, each investor received a Warrant to purchase such number of shares of Common Stock equal to the aggregate face amount of their respective Debenture divided by the Conversion Price.  The Warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  As of March 31, 2008 there are 8,600,000 warrants associated with the debentures outstanding with an aggregate value of approximately $1,483,000.  The costs associated with the warrants were recorded as a debt discount and are being amortized using the effective interest method over the three year term of the notes.

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

The Following table summarizes the above mentioned transaction as of:

	March 31, 2008		December 31, 2007
	(unaudited)		(audited)
Convertible notes issued		$2,150,000		$2,150,000
Less: Redemptions		(150,000)		-
		2,000,000		2,150,000
Debt discount on convertible notes Attributable to beneficial conversion	655,830		655,830
Less: Accumulated amortization	(154,597)	(501,233)	(80,466)	(575,364)

Debt discount attributable to warrants	1,483,084		1,483,084
Less: Accumulated amortization	(356,655)	(1,126,429)	(188,537)	(1,294,547)

Convertible notes payable, net of discounts		$372,338		$280,089

  The approximate future minimum principal payments on the convertible notes payable as of March 31, 2008 are as follows:

Year Ended December 31,	Amount
2008	$665,000
2009	890,000
2010	445,000
$2,000,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

 Lease

As of March 31, 2008, the Company had a month-to-month lease and was negotiating a new lease for rental space.

 Purchase Commitments

The Company has a purchase agreement for a diagnostic test, which requires the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet this minimum ordering requirement, this agreement can be terminated by the vendor. The Company’s purchase commitment (expressed as a number of units) is 75,000 for a total of $241,935 for the year ended December 31, 2008.

NOTE 7 – STOCK OPTIONS AND WARRANTS:

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

The Company’s compensation expense related to stock option awards (“stock options”) was approximately $23,000 and $283,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock Options
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by the estimated forfeiture rate. The Company does not anticipate any forfeitures. The Company determined the fair market value of each stock option issued on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

Assumptions:	2008	2007
Risk-free interest rate	4.5%	4.5%
Expected option life in years	5.0 years	5.0 years
Expected stock price volatility	211.3%	75.0%
Expected dividend yield	0.0%	0.0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was approximately $0.13 for the quarter ended March 31, 2008. No options were exercised during the quarter ended March 31, 2008. As of March 31, 2008, total unrecognized compensation cost related to all stock options granted was approximately $262,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. The maximum term to exercise the Company’s stock options is ten years.

NOTE 7 – STOCK OPTIONS AND WARRANTS (CONTINUED):

A summary of the status of stock option activity for the quarter ended March 31, 2008 is as follows:

Summary of activity:	Number of Shares
Outstanding as of December 31, 2007:	2,347,209
Granted	400,000
Exercised	-
Cancelled, forfeited or expired	(100,000)
Outstanding as of March 31, 2008:	2,647,209

Vested and Expected to vest as of March 31, 2008:	2,647,209
Exercisable:	1,654,239

Available for future grants:	3,755,463

Warrants

On January 10, 2008, the Company issued 5-year warrants to Lincoln Associates LLC, a related party, for general business services to be performed during 2008, which are exercisable in two tranches.  Tranche A warrant gives Lincoln Associates LLC the right to purchase up to 100,000 shares of the Company’s Common Stock. This warrant is exercisable at any time at an exercise price of $0.09 per share, valued at $8,643 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date).  The tranche B warrant gives Lincoln Associates LLC the right to purchase up to 100,000 shares of the Company’s Common Stock. This warrant is exercisable at any time at an exercise price of $0.19 per share, valued at $8,484 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). William Dioguardi, a member of the Company’s board of directors, is the managing partner of Lincoln Associates LLC.

NOTE 8 – SUBSEQUENT EVENTS:

Pursuant to a written consent of a majority of the stockholders, dated March 6, 2008, in lieu of a special meeting of the stockholders, a majority of the stockholders approved the following actions:

1.           To amend the Company’s Articles of Incorporation to create 25,000,000 shares of blank check preferred stock, $0.001 par value.

The Company filed a preliminary information statement on Schedule 14C with the Securities and Exchange Commission on April 10, 2008.  A definitive information statement was filed with the Securities and Exchange Commission on April 22, 2008.  The Company will take the actions approved by a majority of the stockholders 20 days after the definitive information statement is mailed to the shareholder of record of the Company on March 6, 2008.

On April 25, 2008, William P. Dioguardi resigned as director of the Company, effective immediately. There was no disagreement or dispute between Mr. Dioguardi and the Company which led to his resignation.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in the Form 10-Q. The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

Results of Operations

For the Three Months Ended March 31, 2008, as Compared to the Comparable Period in 2007

Revenues

Net revenues for the three months ended March 30, 2008 and 2007 were $137,796 and $138,898, respectively.  The decrease in revenues of $1,102 or 0.8% was primarily due to change in the mix of product sales. There was an approximate $42,000 decrease in the Zstat Flu test due to the product expiring in September of 2007. This decrease was offset by an increase in sales of our Rapid HIV Diagnostic Test of approximately $33,000. This decrease was further offset by an increase across other product lines of approximately $8,000.

Cost of Sales

Our cost of sales increased to $84,889 for the three months ended March 31, 2008, as compared to $61,821 for the three months ended March 31, 2007. This increase of $23,068 was primarily attributed to the overall change in product mix sales. The Zstat Flu test was sold until September 2007(the product expiration date), had a low product cost and was replaced with a higher product cost flu test. Cost of sales as a percentage of product sales increased to 61.6% in the first quarter of 2008 from 44.5% for the first quarter of 2007.  This increase was attributed to the increase in lower profit margin product mix sales as discussed above.

Gross Profit

Gross profit for the three months ended March 31, 2008 decreased to $52,907 or 38.4% of revenues from $77,077 or 55.5% of revenues for the three months ended March 31, 2007. The decrease in the gross profit percentage was due primarily to a decrease in higher profit product sales.

Expenses

For the three months ended March 31, 2008, operating expenses decreased $3,520,801 to $535,639, as compared to $4,056,440 for the three months ended March 31, 2007.  This decrease was primarily the result of recording merger related expenses during the three months ended March 31, 2007. Expenses consist of clinical research and development work on one new diagnostic test, sales and marketing expenses, merger related and general and administrative expenses.

Research and Development

Research and development expenses were $9,242 and $47,282 for the three months ended March 31, 2008 and 2007, respectively.  The majority of research and development expenses consist of external costs for studies and analysis activities. The decrease of $38,040 was the result of completing various projects, as mentioned above, during the first three months of 2007. We expect our research and development costs to increase in future periods primarily due to the expenses associated with the completion of clinical trials.

Sales and Marketing

Sales and marketing expenses were $132,192 and $228,118 for the three months ended March 31, 2008 and 2007 respectively. This decrease of $95,926 was the result of an approximate decrease of $128,000 for marketing efforts during the first three months ended March 31, 2007, to establish existing business relationships (EBR’s) with potential new customers. In addition, approximately $0 and $20,000 was spent to purchase customer lists during the three months ended March 31, 2008 and 2007, respectively. To offset these decreases, there was an approximate $53,000 increase in salaries and benefits in 2008 as a result of additional staff hired.

Merger Related

           Merger related expenses were $0 for the three months ended March 31, 2008, as compared to $2,927,285 for the three months ended March 31, 2007. This decrease was the result of recording the Investa Capital Partners warrant expense issued for services performed in connection with the reverse merger transaction (see note 1 to the financial statements included herein).

General and Administrative

General and administrative expenses decreased $459,550 to $394,205 for the three months ended March 31, 2008, as compared to $853,755 for the three months ending March 31, 2007.  This decrease was partially the result of recording stock based compensation and the issuance of stock and warrants for services rendered in the approximate amounts of $40,000 for the three months ended March 31, 2008 as compared to $310,000 for the three months ended March 31, 2007. There was an approximate $65,000 decrease in legal expense due the Company completing the reverse merger during the first three months of 2007. There was approximately $0 and $75,000 for new hire recruitment fees during the three months ended March 31, 2008 and 2007, respectively. Additionally, $0 and $50,000 was incurred on our reimbursement coding work and strategic direction for products currently in the clinical study phase during the three months ended March 31, 2008 and 2007, respectively.

Operating Loss

Our operating loss was $482,732 for the three months ended March 31, 2008, as compared to an operating loss of $4,056,440 for the three months ended March 31, 2007. The decrease of $3,496,631 in the operating loss is primarily due to the aforementioned factors as described above.

Interest Expense

     Interest expense was $327,435 and $2,941 for the three months ended March 31, 2008 and 2007, respectively. The increase of $324,494 was primarily due to the amortization of both the deferred financing and the debt discount on convertible debentures of approximately $278,000 and interest expense on these debentures of approximately $48,000.

Net Loss

The aforementioned factors resulted in a net loss of $810,167 during the three months ended March 31, 2008, as compared to a net loss of $3,982,304 during the three months ended March 31, 2007, a decrease of approximately 80%.  This decrease was primarily due to the aforementioned factors as described above

Liquidity and Capital Resources

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

Accrued interest on the convertible debt  is payable semi-annually in cash or in Common Stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 Trading Days immediately prior to the applicable Interest Payment Date (i) the Company shall have given the Investor notice (ii) such shares to be delivered on the Interest Payment Date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the Trading Market and the Registrable Securities are listed for trading on a Trading Market (and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future).  Accrued interest as of March 31, 2008 is approximately $123,000.

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

For each aggregate face amount of Debentures purchased, each investor received a Warrant to purchase such number of shares of Common Stock equal to the aggregate face amount of their respective Debenture divided by the Conversion Price.  The Warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  At March 31, 2008 there are 8,600,000 warrants associated with the debentures outstanding.

     As of March 31, 2008, Healthcare Providers Direct, Inc. had a working capital deficit of $1,054,929 and cash on hand of $15,654.  During the three months ended March 31, 2008, cash flows used in operating activities were $110,110. This was principally due to the net loss of $810,167, less non-cash items of $324,778. The non-cash items consisted of amortization of the convertible notes and deferred financing costs and the recording of stock based compensation expense. Accounts payable and accrued expenses increased approximately $346,000.

      For the three months ended March 31, 2008, cash flows used in investing activities were $1,766 for purchase of equipment.

      For the three months ended March 31, 2008, cash flows used in financing activities were $150,000 due to the convertible notes redemption as described above.

Future Liquidity and Capital Needs

Based upon our current working capital position, current operating plans and expected business conditions, management believes that the Company needs additional debt and/or equity financing to finance operations in 2008. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Significant additional capital resources are required from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, additional working capital will need to be raised.

Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. The trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the company, or engages in leasing, hedging, or research and development services within the company.

The Company does not have any off-balance sheet financing as of March 31, 2008.

Management’s Discussion of Critical Accounting Policies and Estimates

Accounting estimates and assumptions are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustments. Management believes that these policies, are fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The Company has made no changes to these policies during 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008, we issued 5,000 shares of common stock to Sichenzia Ross Friedman Ference LLP for legal services rendered to us. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a written consent of a majority of the stockholders, dated March 6, 2008, in lieu of a special meeting of the stockholders, a majority of the stockholders approved the following actions:

1.                        To amend the Company’s Articles of Incorporation to create 25,000,000 shares of blank check preferred stock, $0.001 par value.

The Company filed a preliminary information statement on Schedule 14C with the Securities and Exchange Commission on April 10, 2008.  A definitive information statement was filed with the Securities and Exchange Commission on April 22, 2008.  The Company will take the actions approved by a majority of the stockholders 20 days after the definitive information statement is mailed to the shareholder of record of the Company on March 6, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE PROVIDERS DIRECT, INC.

May 15, 2008	By:	/s/ Norman Proulx
Norman Proulx
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director