Form 10-Q
period 2008-06-30
HEALTHCARE PROVIDERS DIRECT INC.
filed 2008-08-19
CIK 1305748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 000-51561

HEALTHCARE PROVIDERS DIRECT, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1063591 (IRS Employer Identification No.)

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

 As of August 19, 2008, there were 45,344,038 outstanding shares of the Issuer’s Common Stock, par value $0.001 per share.

HEALTHCARE PROVIDERS DIRECT, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHCARE PROVIDERS DIRECT, INC. CONSOLIDATED CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
		(derived from
	(unaudited)	audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$5,464	$277,530
Accounts receivable, net of allowance for doubtful accounts of $9,833	30,102	26,726
Other receivables – related party, net of allowance for doubtful accounts of $23,512	-	-
Inventories	180,732	236,477
Prepaid and other current assets	120,456	28,713
Total current assets	336,754	569,446

Equipment, net	11,434	16,210
Deferred financing costs	343,993	394,281
Intangible assets, net	13,889	19,444
Total assets	$706,070	$999,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$572,405	$202,056
Accrued expenses and other current liabilities	606,841	303,865
Accrued royalties	116,053	108,961
Convertible notes payable –related party, net of discounts of $28,302 and $0	136,698	-
Note payable	86,000	-
Convertible notes payable, net of discounts of $1,413,460 and $1,869,911, respectively	727,748	280,089
Total current liabilities	2,245,745	894,971

Note payable	14,000	-
Note payable – related parties	90,000	90,000
Total liabilities	2,349,745	984,971

Commitments	-	-

Shareholders' equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized; no shares issued and outstanding for 2008 and 2007, respectively	-	-
Common stock, $0.001 par value per share; 375,000,000 shares authorized; 45,344,038 and 44,906,538 shares issued and outstanding for 2008 and 2007, respectively	45,344	44,907
Additional paid-in capital	8,672,734	8,516,305
Accumulated deficit	(10,361,753)	(8,546,802)
Total shareholders' equity	(1,643,675)	14,410
Total liabilities and shareholders' equity	$706,070	$999,381

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEALTHCARE PROVIDERS DIRECT, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
	For The Three Months Ended		For The Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues, net	$91,799	$168,672	$229,595	$307,570
Cost of revenues	53,533	85,651	138,422	147,472

Gross profit	38,266	83,021	91,173	160,098

Operating expenses:
Research and development	118,222	160,406	127,463	207,688
Sales and marketing costs	224,885	257,246	357,077	485,363
Issuance of warrants in connection with reverse merger	-	-	-	2,927,285
General and administrative	366,044	478,191	760,253	1,331,947

Total operating expenses	709,151	895,843	1,244,793	4,952,283

Loss from operations	(670,885)	(812,222)	(1,153,620)	(4,792,185)

Interest expense	(333,900)	(2,014)	(661,332)	(4,954)
Net loss	$(1,004,785)	$(814,836)	$(1,814,952)	$(4,797,139)

Net Loss Per Common Share -Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.11)
Weighted average common shares - Basic and Diluted	45,054,121	44,864,038	44,983,223	44,423,698

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEALTHCARE PROVIDERS DIRECT, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30
	2008	2007

Cash flows from operating activities:
Net loss	$(1,814,952)	$(4,797,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,542	5,152
Amortization of intangible assets	5,555	27,778
Amortization of debt discount on convertible notes	490,908	-
Amortization of deferred financing costs	72,632	-
Stock-based compensation expense	53,562	343,678
Issuance of common stock for services	22,075	-
Issuance of warrants for services	17,127	27,156
Issuance of warrants in connection with reverse merger	-	2,927,285
Provision for doubtful accounts	-	(167)
Changes in operating assets and liabilities:
Accounts receivable	(3,376)	9,101
Inventories	55,745	53,194
Prepaid expenses and other current assets	(91,743)	(52,621)
Accounts payable	370,349	1,527
Accrued expenses and accrued royalties	310,068	(179,113)
Net cash used in operating activities	(505,508)	(1,634,169)

Cash flows from investing activities:
Purchases of equipment	(1,766)	(12,587)
Net cash used in investing activities	(1,766)	(12,587)

Cash flows from financing activities:
Proceeds from convertible notes, net of issuance costs of $21,000	319,000	-
Repayment of convertible notes payable	(83,792)	-
Repayment of notes payable	-	(250,000)
Proceeds from issuance of common stock	-	500,000
Proceeds from sale of Series B preferred stock, net of issuance costs of $158,847	-	1,144,153
Net cash (used in) provided by financing activities	235,208	1,394,153

Net (decrease)increase in cash and cash equivalents	(272,066)	(252,603)
Cash and cash equivalents at beginning of period	277,530	263,494
Cash and cash equivalents at end of period	$5,464	$10,891

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
Interest	$46,410	$19,230
Taxes	-	-

Non-cash financing activities:
Conversion of Series A and B preferred stock into common stock	$-	$2,548,000
Conversion of convertible note into a note payable	100,000
Warrants issued to holders of convertible notes	62,759	-
Warrants issued to placement agent on issuance of convertible notes	1,344	-

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

Upon the closing of the Share Exchange, Alpha Motorsport, Inc. had 10,000,000 shares of common stock issued and outstanding and subsequent to the Share Exchange the Company had 44,464,038 shares of common stock issued and outstanding. Upon the closing of the Merger on February 7, 2007, HPD became a wholly-owned subsidiary of the Company. The share exchange was accounted for as a reverse merger for accounting purposes. As a result, the Company treated the merger as a capital transaction and has retroactively revised shareholders’ equity to give effect to the merger. Prior to the reverse merger, each share of Series A and Series B preferred stock of HPD was automatically converted into one share of common stock. Effective with the reverse merger, all shares of common stock of HPD were exchanged for shares in the registrant, in accordance with the Share Exchange

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED):

Agreement. In connection with the Series B Private Placement financing, the Company issued warrants to brokers with the right to purchase up to 1,368,847 shares of common stock at an exercise price of $0.1359.

Investa Warrants

On February 7, 2007, the Company issued warrants to Investa Capital Partners Inc. (“Investa”) for services performed in connection with the reverse merger transaction, which were exercisable in two tranches. The tranche A warrants gave Investa the right to purchase 2,705,659 shares of common stock at an exercise price of $0.1848 per share. The tranche B warrants gave Investa the right to purchase 2,032,982 shares of common stock at an exercise price of $0.2459 per share. The warrants had a fair value of $2,927,285 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date.) and have been recorded as an expense for the six months ended June 30, 2007.  Both tranche A and the tranche B warrants were exercisable for a period of 365 days from the date of issuance until the warrants expired on February 7, 2008.

The Investa warrants expired on February 7, 2008. Investa did not exercise these warrants and the Company did not exercise the put feature.

Liquidity

The Company has net losses of $1,814,952 and negative cash flow from operating activities of $505,508 for the six months ended June 30, 2008, and an accumulated deficit of $10,361,753 as of June 30, 2008. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has taken steps to mitigate the negative operating results by attempting to increase their sales by expanding their market, introducing new products, and increasing the emphasis on sales and marketing. The Company’s ultimate success is dependent upon fulfilling its operating plans and raising additional capital or financing. The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty.

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

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128 “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations. Consolidated common stock equivalents totaling 22,733,571 and 22,294,494 were excluded from the computation of Diluted EPS for the three and six months ended June 30, 2008, respectively, and 9,006,432 for the three and six months ended June 30, 2007, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended June 30, June 30		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(1,004,785)	$(814,836)	$(1,814,952)	$(4,797,139)

Denominator:
Weighted-average common shares outstanding basic and diluted	45,054,121	44,864,038	44,983,223	44,423,698

Per share information – basic and diluted:
Net loss	$(0.02)	$(0.02)	$(0.04)	$(0.11)

NOTE 4 – CONVERTIBLE NOTES PAYABLE:

2007 Convertible notes payable:

From July 31, 2007 through August 31, 2007, the Company issued $2,150,000 of its 9% Senior Secured Convertible Debentures (the “9% Debentures”) in a private placement. The 9% Debentures are convertible into the Company’s common stock, at the option of the holder, at any time up to maturity at an initial conversion price equal to $0.25 per share. The debentures have a three-year term and accrue interest at 9% per year.

Accrued interest on the convertible debt is payable semi-annually in cash or in common stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 trading days immediately prior to the applicable interest payment date (i) the Company shall have given the investor notice (ii) such shares to be delivered on the interest payment date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the common stock is trading on the trading market and the Registrable Securities are listed for trading on a trading market (and the Company believes, in good faith, that trading of the common stock on a trading market will continue uninterrupted for the foreseeable future).  Accrued interest was approximately $119,000 and $76,000 as of June 30, 2008 and December 31, 2007, respectively.

Beginning on the six-month anniversary of the closing of each 9% Debenture and continuing on the same day of each successive month thereafter, the Company must repay 1/29th of the aggregate face amount, beginning in March 2008, of the 9% Debentures, plus all accrued interest thereon, either in cash or in common stock, at the Company’s option.

The Company has not made certain payments of interest and principal due beginning in March 2008. As of June 30, 2008, the Company was in default of $269,656 of principal and $118,805 of interest on its 9% Debentures. If the redemption payment and interest are paid in common stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the common stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date. Notwithstanding the foregoing, the Company’s right to prepay the 9% Debentures in shares of common stock on each prepayment date is subject to the condition that the Registration Statement must be effective on such prepayment date and available for use by the investors.

The Company will have the ability to cause the investors to convert their 9% Debentures and any accrued but as yet unpaid interest thereon into common stock if (i) the Registration Statement is effective and available for use by the investors on the date the conversion notice is given by the Company, (ii) the closing price of the common stock exceeded $1.00 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the common stock during such 20 consecutive trading day period exceeded 125,000 shares.

For each aggregate face amount of 9% Debentures purchased, each investor received a warrant to purchase such number of shares of common stock equal to the aggregate face amount of their respective 9% Debenture divided by the conversion price.  The warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  As of June 30, 2008 there are 8,600,000 warrants associated with the 9% Debentures outstanding with an aggregate value of approximately $1,483,000.  The costs associated with the warrants were recorded as a debt discount and are being amortized using the effective interest method over the three year term of the notes.  In addition, the debentures conversion feature has been valued at approximately $656,000 due to the excess of the market value of the common stock over the conversion price. The discount attributable to the beneficial conversion is being amortized using the effective interest method over the term of the debentures.
b

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED):

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

In accordance with the terms of the 9% Debenture agreement, the Company may not pay dividends or other distributions on the Company's equity securities during the period that any portion of the 9% Debenture is outstanding.

The SB-2 Registration statement was declared effective January 28, 2008. 11,871,993 shares of common stock were registered, including 8,600,000 shares of common stock which are issuable upon conversion of the 9% Debentures at a conversion price of $0.25 per share.

On May 16, 2008, in consideration for the cancellation of the 9% Debenture to one of the above mentioned debt holders, the Company issued a $100,000 9% per annum promissory note.

 2008 Convertible notes payable:

From May 30, 2008 through June 30, 2008, the Company received $175,000 in proceeds through the issuance of Secured Convertible Debentures with an annual interest rate of 12% (the “12% Debentures”). The 12% Debenture is convertible into common stock at a conversion price of $0.25 and matures in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 700,000 shares of common stock at an exercise price of $0.25 per shares.

The proceeds from the issuance have been allocated on a relative fair value basis between the debt and the warrants. This resulted in notes payable of $142,139 and $32,861 for the warrant issuance.  The resulting discount of $32,861 on the 12% Debentures will be amortized to interest expense over the term of the notes.

The Company will have the ability to cause the investors to convert their 12% Debentures and any accrued but as yet unpaid interest thereon into common stock if (i) the Registration Statement is effective and available for use by the investors on the date the conversion notice is given by the Company, (ii) the closing price of the common stock exceeded $0.40 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the common stock during such 20 consecutive trading day period exceeded 150,000 shares.

If at any time within 150 days of the final closing the Company shall determine to file with the securities and exchange commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of 1933, of any of its equity securities, the Company shall use its best efforts to include in such registration statement all of the shares issuable upon conversion of the securities sold pursuant to the terms of the agreement.

If all or any of the principal and accrued but unpaid interest underlying the 12% Debentures remains outstanding prior to the next sale by the Company of its debt or equity securities which yields gross proceeds to the Company of at least $2,000,000, the investor shall have the right, at its option, at any time during the 10 business days following the closing of the financing event, to convert the outstanding principal balance and accrued and unpaid interest on the 12% Debentures, or any portion thereof and return his outstanding warrant to be issued in the this offering, into the number of fully paid and non-assessable shares of financing securities issued by the Company as a result of the financing event, at a conversion price per share equal to a 25% discount of the price by the investors in the financing event.

For each 12% Debenture purchased, the investor received a warrant to purchase such number of shares of common stock equal to the face amount of the debenture divided by the exercise price.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share.  At June 30, 2008 there were 700,000 warrants associated with the debentures outstanding.

In consideration for placement services, the Company paid the Placement Agent a commission of 8% of a portion of the gross proceeds of the offering plus 5-year warrants to purchase up to such number of shares of common stock equal to 8% of the aggregate  amount of securities subscribed for at $0.25 per share. The Commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs of approximately $22,000 of which approximately $1,000 were related to the

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED):

issuance of warrants and approximately $21,000 was paid as cash for placement agent fees and various other direct costs of issuance.

The following table summarizes the convertible notes transactions as of:

	2007 Convertible Notes
	June 30, 2008 (unaudited)		December 31, 2007 (audited)

Convertible notes issued		$2,150,000		$2,150,000
Less: Debenture cancellation		(100,000)		-
Less: Principal payments		(83,792)		-
		1,966,208		2,150,000
Debt discount on convertible notes
attributable to beneficial conversions	655,830		655,830
Less: Accumulated amortization	(229,591)	(426,239)	(80,466)	(575,364)
Debt discount attributable to warrants	1,483,084		1,483,084
Less: Accumulated amortization	(526,330)	(956,754)	(188,537)	(1,294,547)
Convertible notes payable, net of
discounts
		$583,215		$280,089

	2008 Convertible Notes
	June 30, 2008		December 31, 2007
	(unaudited)		(audited)
Convertible notes issued	$175,000			$-
Debt discount attributable to warrants	32,861		-
Less: Accumulated amortization	(2,394)	(30,467)	-	-
Convertible notes payable, net of discounts	$144,533			$-

	Convertible Notes Combined
	June 30, 2008		December 31, 2007
	(unaudited)		(audited)

Convertible notes issued		$2,325,000		$2,150,000
Less: Debenture cancellation		(100,000)		-
Less: Principal payments		(83,792)		-
		2,141,208		2,150,000
Debt discount on convertible notes attributable to beneficial conversions	655,830		655,830
Less: Accumulated amortization	(229,591)	(426,239)	(80,466)	(575,364)
Debt discount attributable to warrants	1,515,945		1,483,084
Less: Accumulated amortization	(528,724)	(987,221)	(188,537)	(1,294,547)
Convertible notes payable, net of discounts		$727,748		$280,089

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED):

The approximate future minimum principal payments on the convertible notes payable as of June 30, 2008 are as follows:

Year Ended December 31,	Amount
2008	$694,000
2009	848,000
2010	424,000
$1,966,000

NOTE 5 – NOTES PAYABLE – RELATED PARTY:

On June 28, 2007, the maturity date of the loan from management dated June 1, 2006 in the amount of $90,000 was extended to December 31, 2007 at an annual interest rate of 11.5%. On January 1, 2008, the maturity date of this loan was extended to December 31, 2009 at an annual interest rate of 7.0%.

From May 30, 2008 through June 30, 2008, in connection with the 2008 convertible notes payable, the Company received $165,000 in proceeds from Norman R. Proulx, President and CEO of the Company and Donald Farley, a member of the Board of Directors in the amounts of $65,000 and $100,000, respectively. The 12% debentures are convertible into common stock at a conversion price of $0.25 and mature in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 660,000 shares of common stock with an exercise price of $0.25 per shares.

The proceeds from the issuance placement have been allocated on a relative fair value basis between the debt and the warrants. This allocation resulted in notes payable of $135,102 and $29,898 valuation for the warrant issuance.  The resulting discount of $29,898 on the 12% Debentures will be amortized to interest expense over the term of the notes

The following table summarizes the convertible notes payable-related party as of June 30, 2008:

	June 30, 2008
	(unaudited)
Convertible notes issued – related party	$165,000
Debt discount attributable to warrants – related party	29,898
Less: Accumulated amortization – related party	(1,596)	(28,302)
Convertible notes payable – related party, net of discounts	$136,698

The approximate future minimum principal payments on the convertible notes payable as of June 30, 2008 are as follows:

Year Ended December 31,	Amount
2009	$165,000

NOTE 6 – NOTE PAYABLE:

On August 16, 2007, the Company and debt holder entered into a Subscription Agreement pursuant to which a convertible debt holder purchased a 9% Senior Secured Convertible Debenture for an aggregate principal amount of $100,000 (the “Debenture”). On May 16, 2008, the Company issued a $100,000 9% per annum promissory note to the above mentioned debt holder in consideration for the cancellation of the Debenture. This note is payable in twelve installments.

The approximate future minimum principal payments on the promissory note as of June 30, 2008 are as follows:

Year Ended December 31,	Amount
2008	$86,000
2009	-
2010	14,000
$100,000

NOTE 7 – ACCRUED EXPENSES:

The Company’s accrued expenses as of June 30, 2008 and December 31, 2007, are as follows:

	June 30,	December 31,
	2008	2007

Salaries-related parties	$289,583	$204,583
Salaries-other	69,400	15,000
Insurance	77,347	1,853
Professional fees	34,500	2,562
Interest	132,071	76,462
Other	3,940	3,405
Total	$606,841	$303,865

NOTE 8 – COMMITMENTS:

Purchase Commitments

The Company has two purchase agreements for diagnostic tests with remaining terms ranging from one to three years, which requires the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet these minimum ordering requirements, these agreements can be terminated by the vendors. The Company’s purchase commitments required under the agreements as of June 30, 2008, are as follows:

Year Ended December	Number of Units	Amount

Remainder - 2008	125,000	$416,935

2009	187,500	656,250

2010	512,500	1,793,750

2011	375,000	1,312,500

Total	1,200,000	$4,179,435

Donation Commitment

The Company pledges to make a $2.00 donation to Crossing the Finish Line, Inc. (“CFL”), a Pennsylvania not-for-profit corporation for each direct-to-consumer Fecal Occult Blood Test kit sold in consideration of CFL providing all individual testimonials for the sixty second direct response commercial, including three colon cancer victims and two physicians.

NOTE 9 – COMMON STOCK, OPTIONS AND WARRANTS:

Common Stock

On January 8, 2008 the Company issued 5,000 shares of restricted common stock for legal services rendered, valued at $450.

On June 26, 2008, the Company issued 7,500 and 425,000 shares of restricted common stock for legal and investor relation services rendered, valued at $375 and $21,250, respectively.

Stock Options

On December 18, 2006, the HPD Board of Directors adopted the Healthcare Providers Direct, Inc. Stock Option Plan (the “Plan”) which provides for the grant of incentive stock options and nonqualified stock options. On December 27, 2006 the Company’s shareholders approved the Plan.

The Board of Directors has approved and adopted the 2007 Stock Incentive Plan effective and dated June 26, 2007. Options with an exercise price of $1.20 which were granted on March 28, 2007 to HPD employees, were exchanged for options granted under the 2007 HPD’s Incentive Stock Option Plan for an equal number of options as originally granted, but at the exercise price of $0.60, representing the closing price of the Company’s common stock on June 26, 2007.

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

There are 6,402,672 shares of common stock reserved for issuance upon the exercise of options. Options have a term of ten years. In the event of a termination of employment or service, options that are vested at the time of such termination generally remain exercisable for ninety days in the event of involuntary termination or termination due to retirement or disability, and for one year in the event of termination due to death. Vested options are immediately canceled upon termination for “Cause”. All unvested

NOTE 9 – COMMON STOCK, OPTIONS AND WARRANTS (CONTINUED):

options are canceled immediately upon termination for any reason. Upon the date of a “change in control”, all outstanding unvested options become immediately vested and fully exercisable.

The Company’s compensation expense related to stock option awards (“stock options”) was approximately $31,000 and $62,000 for the three months ended June 30, 2008 and 2007, respectively, and $54,000 and $344,000 for the six months ended June 30, 2008 and 2007, respectively.

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by the estimated forfeiture rate. The Company does not anticipate any forfeitures. The Company determined the fair market value of each stock option issued on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions for the six months ended June 30, 2008 and 2007:

Assumptions:	2008		2007
Risk-free interest rate	3.6%		4.9%
Expected option life in years	5.0	years	5.0	years
Expected stock price volatility	239.4%		71.0%
Expected dividend yield	0.0%		0.0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was approximately $0.05 and $0.10 for the three and six months ended June 30, 2008. No options were exercised during the three and six months ended June 30, 2008. As of June 30, 2008, total unrecognized compensation cost related to all stock options granted was approximately $52,000 and the related weighted-average period over which it is expected to be recognized is approximately 0.9 years. The maximum term to exercise the Company’s stock options is ten years.

A summary of the status of stock option activity for the six months ended June 30, 2008 is as follows:

Summary of activity:	Number of Shares
Outstanding as of December 31, 2007	2,347,209
Granted	1,100,000
Exercised	-
Cancelled, forfeited or expired	(673,594)
Outstanding as of June 30, 2008	2,773,615

Vested and Expected to vest as of June 30, 2008	2,773,615
Exercisable:	1,987,572

Available for future grants:	3,629,057

NOTE 9 – COMMON STOCK, OPTIONS AND WARRANTS (CONTINUED):

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

On May 30, 2008, in connection with the 2008 Convertible Notes Payable, the Company issued warrants to brokers with the right to purchase up to 16,000 shares of the Company’s common stock at an exercise price of $0.25. Such warrants were valued at $948 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The value of these warrants of $948 was charged to deferred financing costs and is being amortized over the life of the notes.

On June 26, 2008, in connection with the 12% Debentures, the Company issued warrants to brokers with the right to purchase up to 8,000 shares of the Company’s common stock at an exercise price of $0.25. Such warrants were valued at $396 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The value of these warrants of $396 was charged to deferred financing costs and is being amortized over the life of the notes.

From May 30, 2008 through June 30, 2008, in connection with the 12% Debentures (See note 4 Convertible Notes Payable), each investor received a warrant to purchase such number of shares of common stock equal to the aggregate face amount of their respective debenture divided by the exercise price. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share. At June 30, 2008, there were 700,000 warrants associated with the debentures outstanding with an aggregate value of approximately $33,000.

From May 30, 2008 through June 30, 2008, in connection with the 12% Debentures sold to related party (See Note 5 Notes Payable-Related Party), in connection with the issuance, the Company also issued five year warrants to purchase up to 660,000 shares of common stock with an exercise price of $0.25 per share with an aggregate value of approximately $30,000.

A summary of the status of warrant activity for the six months ended June 30, 2008 is as follows:

Summary of activity:	Number of Shares
Outstanding as of December 31, 2007	15,740,223
Granted	1,584,000
Exercised	-
Cancelled, forfeited or expired	(4,738,641)
Outstanding as of June 30, 2008	12,585,582

NOTE 10 – PREFERRED STOCK:

The Company has authorized 25,000,000 shares of preferred stock, $0.001 par value. The Company had no issued and outstanding preferred stock as of June 30, 2008 or December 31, 2007.

NOTE 11 – SUBSEQUENT EVENTS:

From July 1, 2008 through August 14, 2008, the Company received $125,000 in proceeds through the issuance of the 12% Debentures (See Note 4). The 12% debenture is convertible into common stock at a conversion price of $0.25 and matures in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 500,000 shares of common stock with an exercise price of $0.25 per shares.

The proceeds from the issuance placement have been allocated on a relative fair value basis between the debt and the warrants. This allocation resulted in notes payable of $107,286 and $17,714 for the warrant issuance.  The resulting discount of $17,714 on the 12% Debentures will be amortized to interest expense over the term of the notes.

In consideration for placement services, the Company has paid the Placement Agent a commission of 8% of a portion of the gross proceeds of the Offering plus 5-year warrants to purchase up to such number of shares of common stock equal to 8% of the aggregate amount of Securities subscribed for at $0.25 per share.  The commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs of approximately $4,000 of which approximately $1,000 were related to the issuance of warrants and approximately $3,000 was paid as cash for placement agent fees and various other direct costs of issuance.

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

Results of Operations

For the Three Months Ended June 30, 2008, as Compared to the Comparable Period in 2007

Revenues

Net revenues for the three months ended June 30, 2008 and 2007 were $91,799 and $168,672, respectively.  The decrease in revenues of $76,873 or 45.6% was primarily due to significant competitive activity during the period, which negatively affected the average selling price for our Rapid HIV Diagnostic Test. In addition, there was an approximate $50,000 decrease in overall product sales.

Cost of Sales

Our cost of sales decreased to $53,533 for the three months ended June 30, 2008, as compared to $85,651 for the three months ended June 30, 2007. This decrease of $32,118 was primarily attributed to the overall decrease in product mix sales. Cost of sales as a percentage of product sales increased to 58.3% in the three months ended June 30, 2008 from 50.8% for the three months ended June 30, 2007.  This increase was attributed to the increase in lower profit margin product mix sales.

Gross Profit

Gross profit for the three months ended June 30, 2008 decreased to $38,266 or 41.7% of revenues from $83,021 or 49.2% of revenues for the three months ended June 30, 2007. The decrease in the gross profit percentage was due primarily to a decrease in higher profit product sales.

Expenses

For the three months ended June 30, 2008, operating expenses decreased $186,692 to $709,151, as compared to $895,843 for the three months ended June 30, 2007.  Expenses consist of clinical research and development work on one new diagnostic test, sales and marketing expenses and general and administrative expenses.

Research and Development

Research and development expenses were $118,222 and $160,406 for the three months ended June 30, 2008 and 2007, respectively.  The majority of research and development expenses consist of external costs for studies and analysis activities. The decrease of $42,184 was the result of completing various projects, during the three months ended June 30, 2007. We expect our research and development costs to increase in future periods primarily due to the expenses associated with the completion of clinical trials.

Sales and Marketing

Sales and marketing expenses were $224,885 and $257,246 for the three months ended June 30, 2008 and 2007, respectively. This decrease of $32,361 was the result of an approximate decrease of $75,000 for marketing efforts during the three months ended June 30, 2007, to establish existing business relationships (EBR’s) with potential new customers. In addition, there was an approximate $20,000 decrease in spending on existing customer communications during the three months ended June 30, 2008. To offset these decreases, there was an approximate $44,000 increase for the production of new product marketing materials for the three months ended June 30, 2008. There was also an approximate $17,000 increase in salaries and benefits for the three months ended June 30, 2008 as a result of additional staff hired.

General and Administrative

General and administrative expenses decreased $112,147 to $366,044 for the three months ended June 30, 2008, as compared to $478,191 for the three months ending June 30, 2007.  This decrease was partially the result of an approximate $60,000 decrease in accounting and other professional fees due to the Company changing audit firms and a one-time charge during the three months ended June 30, 2007 to complete the Company’s business plan.  There was an approximate $30,000 decrease in salaries and benefits in 2008 as a result of a reduction in staff.  There was an approximate $12,000 decrease in the amortization of the Company’s intangible asset. Additionally, there was an approximate $9,000 decrease in the recording of stock based compensation and the issuance of stock and warrants for services rendered.

Operating Loss

Our operating loss was $670,885 for the three months ended June 30, 2008, as compared to an operating loss of $812,822 for the three months ended June 30, 2007. The decrease of $141,937 in the operating loss is primarily due to the aforementioned factors as described above.

Interest Expense

     Interest expense was $333,900 and $2,014 for the three months ended June 30, 2008 and 2007, respectively. The increase of $331,886 was primarily due to the amortization of both the deferred financing and the debt discount on convertible debentures of approximately $285,000 and interest expense on these debentures of approximately $45,000.

Net Loss

The aforementioned factors resulted in a net loss of $1,004,785 during the three months ended June 30, 2008, as compared to a net loss of $814,836 during the three months ended June 30, 2007, an increase of approximately 23%.  This increase was primarily due to the aforementioned factors as described above

For the Six Months Ended June 30, 2008, as Compared to the Comparable Period in 2007

Revenues

Net revenues for the six months ended June 30, 2008 and 2007 were $229,595 and $307,570, respectively.  The decrease in revenues of $77,975 or 25.4% was primarily due to significant competitive activity during the second quarter of 2008, which negatively affected the average selling price for our Rapid HIV Diagnostic Test. In addition, there was an approximate $50,000 decrease in overall product sales.

Cost of Sales

Our cost of sales decreased to $138,422 for the six months ended June 30, 2008, as compared to $147,472 for the six months ended June 30, 2007. This decrease of $9,050 was primarily attributed to the overall decrease and change in product mix sales. The Zstat Flu test which was sold until September 2007 (the product expiration date), had a low product cost and was replaced with a higher product cost flu test. Cost of sales as a percentage of product sales increased to 60.3% for the six months ended June 30, 2008 as compared to 47.9% for the six months ended June 30, 2007.  This increase was attributed to the change in product mix sales as discussed above.

Gross Profit

Gross profit for the six months ended June 30, 2008 decreased to $91,173 or 39.7% of revenues from $160,098 or 52.1% of revenues for the six months ended June 30, 2007. The decrease in the gross profit percentage was due primarily to a decrease in higher profit and overall product sales.

Expenses

For the six months ended June 30, 2008, operating expenses decreased $3,707,490 to $1,244,793, as compared to $4,952,283 for the six months ended June 30, 2007.  This decrease was primarily the result of recording merger related expenses during the six months ended June 30, 2007. Expenses consist of clinical research and development work on one new diagnostic test, sales and marketing expenses, merger related and general and administrative expenses.

Research and Development

Research and development expenses were $127,463 and $207,688 for the six months ended June 30, 2008 and 2007, respectively.  The majority of research and development expenses consist of external costs for studies and analysis activities. The decrease of $80,225 was the result of completing various projects, during the first six months of 2007. We expect our research and development costs to increase in future periods primarily due to the expenses associated with the completion of clinical trials.

Sales and Marketing

Sales and marketing expenses were $357,077 and $485,363 for the six months ended June 30, 2008 and 2007 respectively. This decrease of $128,286 was the result of an approximate decrease of $200,000 for marketing efforts during the six months ended June 30, 2007, to establish existing business relationships (EBR’s) with potential new customers. To offset this decrease, there was an approximate $70,000 increase in salaries and benefits in 2008 as a result of additional staff hired.

Merger Related

           Merger related expenses were $0 for the six months ended June 30, 2008, as compared to $2,927,285 for the six months ended June 30, 2007. This decrease was the result of recording the Investa Capital Partners warrant expense issued for services performed in connection with the reverse merger transaction (see note 1 to the financial statements included herein).

General and Administrative

General and administrative expenses decreased $571,694 to $760,253 for the six months ended June 30, 2008, as compared to $1,331,947 for the six months ending June 30, 2007.  This decrease was partially the result of recording stock based compensation and the issuance of stock and warrants for services rendered in the approximate amounts of $93,000 for the six months ended June 30, 2008 as compared to $371,000 for the six months ended June 30, 2007. There was an approximate $56,000 decrease in legal expense in 2008 as compared to 2007. There was approximately $0 incurred for new hire recruitment fees and reimbursement coding work during the six months ended June 30, 2008, respectively, as compared to $75,000 and $50,000 for the six months ended June 30, 2007, respectively.  There was an approximate $75,000 decrease in other professional fees and expenses relating to the Zstat Flu test which expired in September 2007 and the Company’s decision not to utilize the remaining term of the licensing component for the above mentioned product. Additionally, there was an approximate $30,000 decrease in salaries and benefits in 2008 as a result of a reduction in staff.

Operating Loss

Our operating loss was $1,153,620 for the six months ended June 30, 2008, as compared to an operating loss of $4,792,185 for the six months ended June 30, 2007. The decrease of $3,638,565 in the operating loss is primarily due to the aforementioned factors as described above.

Interest Expense

     Interest expense was $661,332 and $4,954 for the six months ended June 30, 2008 and 2007, respectively. The increase of $656,378 was primarily due to the amortization of both the deferred financing and the debt discount on convertible debentures of approximately $564,000 and interest expense on these debentures of approximately $93,000.

Net Loss

The aforementioned factors resulted in a net loss of $1,814,952 during the six months ended June 30, 2008, as compared to a net loss of $4,797,139 during the six months ended June 30, 2007, a decrease of approximately 62%.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company sold $2,150,000 of its 9% Senior Secured Convertible Debentures (the “9% Debentures”) in a private placement from July 31, 2007 through August 31, 2007. The debentures are convertible into the Company’s common stock at the option of the holder at any time up to maturity at an initial conversion price equal to $0.25 per share. The 9% Debentures have a three-year term and accrue interest at 9% per year.

Accrued interest on the convertible debt  is payable semi-annually in cash or in common stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 trading days immediately prior to the applicable interest payment date (i) the Company shall have given the investor notice (ii) such shares to be delivered on the interest payment date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the trading market and the registrable securities are listed for trading on a trading market (and the Company believes, in good faith, that trading of the common stock on a trading market will continue uninterrupted for the foreseeable future).  Accrued interest as of June 30, 2008 is approximately $119,000.

Beginning on the six-month anniversary of the Closing of each 9% Debenture, and continuing on the same day of each successive month thereafter, the Company must repay 1/29 th  of the aggregate face amount beginning in March 2008, of the 9% Debentures, plus all accrued interest thereon, either in cash or in common stock, at the Company’s option.

The Company has not made certain payments of interest and principal due beginning in March 2008. If the redemption payment and interest are paid in common stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the common stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date.

The Company will have the ability to cause the investors to convert their 9% Debentures and any accrued but as yet unpaid interest thereon into common stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the common stock exceeded $1.00 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the common stock during such 20 consecutive trading day period exceeded 125,000 shares.

For each aggregate face amount of 9% Debentures purchased, each investor received a warrant to purchase such number of shares of common stock equal to the aggregate face amount of their respective 9% Debenture divided by the conversion price.  The warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  At June 30, 2008 there are 8,600,000 warrants associated with the 9% Debentures outstanding.

From May 30, 2008 through June 30, 2008, the Company received $340,000 in proceeds through the issuance of Secured Convertible Debentures with an annual interest rate of 12% (the “12% Debentures”). The 12% debentures are convertible into common stock at a conversion price of $0.25 and mature in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 1,360,000 shares of common stock with an exercise price of $0.25 per shares.

The Company will have the ability to cause the investors to convert their Debentures and any accrued but as yet unpaid interest thereon into Common Stock if (i) the Registration Statement is effective and available for use by the Investors on the date the conversion notice is given by the Company, (ii) the closing price of the Common Stock exceeded $0.40 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the Common Stock during such 20 consecutive trading day period exceeded 150,000 shares.

If at any time within 150 days of the final closing the Company shall determine to file with the securities and exchange commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of 1933, of any of its equity securities, the Company shall use its best efforts to include in such registration statement all of the shares issuable upon conversion of the securities sold pursuant to the terms of the agreement.

If all or any of the principal and accrued but unpaid interest underlying the 12% Debentures remains outstanding prior to the next sale by the Company of its debt or equity securities which yields gross proceeds to the Company of at least $2,000,000, the investor shall have the right, at its option, at any time during the 10 business days following the closing of the financing event, to convert the outstanding principal balance and accrued and unpaid interest on the 12% Debentures, or any portion thereof and return his outstanding warrant to be issued in the this offering, into the number of fully paid and non-assessable shares of financing securities issued by the Company as a result of the financing event, at a conversion price per share equal to a 25% discount of the price by the investors in the financing event.

For each 12% Debenture purchased, the investor received a warrant to purchase such number of shares of common stock equal to the face amount of the debenture divided by the exercise price.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share.  At June 30, 2008 there were 700,000 warrants associated with the debentures outstanding

As of June 30, 2008, Healthcare Providers Direct, Inc. had a working capital deficit of $1,908,991 and cash on hand of $5,464.  During the six months ended June 30, 2008, cash flows used in operating activities were $505,508. This was principally due to the net loss of $1,814,952, less non-cash items of $668,401. The non-cash items consisted of amortization of the convertible notes and deferred financing costs and the recording of stock based compensation expense. Accounts payable and accrued expenses increased approximately $673,000 which provided cash flow.

 For the six months ended June 30, 2008, cash flows used in investing activities were $1,766 for purchase of equipment.

 For the six months ended June 30, 2008, cash flows provided by financing activities were $235,208 due to the current financing and the convertible notes principal payments as described above.

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

The Company does not have any off-balance sheet financing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2008, we issued 7,500 shares of common stock to Sichenzia Ross Friedman Ference LLP for legal services rendered to us. On June 26, 2008, we issued 425,000 shares of common stock to Trilogy Capital Partners, Inc. for investor relation services rendered to us.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

As of June 30, 2008, Healthcare Providers Direct, Inc. has not made payments of $269,656 of principal and $118,805 of interest on its 9% Senior Convertible Debentures and is in default under the terms of such debentures.

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

HEALTHCARE PROVIDERS DIRECT, INC.

Date: August__, 2008	By:	/s/
Norman Proulx
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director