Form 10-Q
period 2008-09-30
HEALTHCARE PROVIDERS DIRECT INC.
filed 2008-11-19
CIK 1305748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 000-51561

HEALTHCARE PROVIDERS DIRECT, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1063591 (IRS Employer Identification No.)

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

 As of November 19, 2008, there were 45,344,038 outstanding shares of the Issuer’s Common Stock, par value $0.001 per share.

HEALTHCARE PROVIDERS DIRECT, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHCARE PROVIDERS DIRECT, INC. CONSOLIDATED CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
		(derived from
	(unaudited)	audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$3,735	$277,530
Accounts receivable, net of allowance for doubtful accounts of $9,833	10,735	26,726
Other receivables – related party, net of allowance for doubtful accounts of $23,512	-	-
Inventories	127,089	236,477
Prepaid and other current assets	95,763	28,713
Total current assets	237,322	569,446

Equipment, net	9,206	16,210
Deferred financing costs	307,553	394,281
Intangible assets, net	11,111	19,444
Total assets	$565,192	$999,381
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$845,543	$202,056
Accrued expenses and other current liabilities	768,691	303,865
Accrued royalties	117,809	108,961
Convertible notes payable –related parties, net of discounts of $26,517	193,483	-
Note payable	66,000	-
Convertible notes payable, net of discounts of $799,801 and $1,869,911, respectively	784,592	280,089
Total current liabilities	2,776,118	894,971

Convertible notes payable, net of discounts of $393,350 and $0, respectively	236,396	-
Note payable	14,000	-
Note payable – related parties	90,000	90,000
Total liabilities	3,116,514	984,971

Commitments	-	-

Shareholders' equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized; no shares issued and outstanding for 2008 and 2007, respectively	-	-
Common stock, $0.001 par value per share; 375,000,000 shares authorized; 45,344,038 and 44,906,538 shares issued and outstanding for 2008 and 2007, respectively	45,344	44,907
Additional paid-in capital	8,709,333	8,516,305
Accumulated deficit	(11,305,999)	(8,546,802)
Total shareholders' equity	(2,551,322)	14,410
Total liabilities and shareholders' equity	$565,192	$999,381

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEALTHCARE PROVIDERS DIRECT, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
	For The Three Months Ended		For The Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues, net	$67,105	$131,581	$296,702	$439,151
Cost of revenues	119,766	69,828	258,188	217,300

Gross profit (loss)	(52,661)	61,753	38,514	221,851

Operating expenses:
Research and development	15,200	63,958	142,663	271,645
Sales and marketing costs	192,359	115,627	549,436	600,990
Issuance of warrants in connection with reverse merger	-	-	-	2,927,285
General and administrative	342,502	694,402	1,102,756	2,026,349

Total operating expenses	550,061	873,987	1,794,855	5,826,269

Loss from operations	(602,722)	(812,234)	(1,756,341)	(5,604,418)

Interest expense	(341,523)	(111,672)	(1,002,857)	(116,627)
Net loss	$(944,245)	$(923,906)	$(2,759,198)	$(5,721,045)

Net Loss Per Common Share -Basic and Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.13)
Weighted average common shares - Basic and Diluted	45,344,038	44,873,984	45,104,817	44,575,443

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEALTHCARE PROVIDERS DIRECT, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

,
	For the Nine Months Ended September 30

	2008	2007
Cash flows from operating activities:
Net loss	$(2,759,198)	$(5,721,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,770	8,327
Amortization of intangible assets	8,333	130,556
Amortization of debt discount on convertible notes	733,145	83,742
Amortization of deferred financing costs	114,736	10,851
Stock-based compensation expense	69,154	378,200
Issuance of common stock for services	22,075	23,550
Issuance of warrants for services	17,127	27,156
Issuance of warrants in connection with reverse merger	-	2,927,285
Provision for doubtful accounts	-	-
Changes in operating assets and liabilities:
Accounts receivable	15,991	19,140
Inventories	109,388	8,592
Prepaid expenses and other current assets	(67,050)	(35,926)
Accounts payable	643,487	(136,715)
Accrued expenses and accrued royalties	473,674	(266,866)
Net cash used in operating activities	(610,368)	(2,543,153)

Cash flows from investing activities:
Purchases of equipment	(1,766)	(13,367)
Net cash used in investing activities	(1,766)	(13,367)

Cash flows from financing activities:
Proceeds from convertible notes, net of issuance costs of $25,800 and $288,585	454,200	1,861,415
Repayment of convertible notes payable	(95,861)	-
Proceeds from notes payable	-	50,000
Repayment of notes payable	(20,000)	(300,000)
Proceeds from issuance of common stock	-	500,000
Proceeds from sale of Series B preferred stock, net of issuance costs of $158,847	-	1,144,153
Net cash provided by financing activities	338,339	3,255,568

Net (decrease)increase in cash and cash equivalents	(273,795)	699,048
Cash and cash equivalents at beginning of period	277,530	263,494
Cash and cash equivalents at end of period	$3,735	$962,542

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
Interest	$50,456	$19,892
Taxes	-	-

Non-cash financing activities:
Conversion of Series B preferred stock into common stock	$-	$1,144,153
Beneficial conversion on convertible notes		655,830
Conversion of convertible note into a note payable	100,000
Warrants issued to holders of convertible notes	82,902	1,483,084
Warrants issued to placement agent on issuance of convertible notes	2,208	118,005

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

Investa Warrants

On February 7, 2007, the Company issued warrants to Investa Capital Partners Inc. (“Investa”) for services performed in connection with the reverse merger transaction, which were exercisable in two tranches. The warrants also contained a put feature allowing the Company to require Investa to exercise them. The tranche A warrants gave Investa the right to purchase 2,705,659 shares of common stock at an exercise price of $0.1848 per share. The tranche B warrants gave Investa the right to purchase 2,032,982 shares of common stock at an exercise price of $0.2459 per share. The Investa warrants expired on February 7, 2008. Investa did not exercise these warrants and the Company did not exercise the put feature; however, the warrants had a fair value of $2,927,285 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date) which was recorded as an expense for the nine months ended September 30, 2007.  Both tranche A and the tranche B warrants were exercisable for a period of 365 days from the date of issuance until the warrants expired on February 7, 2008.

Liquidity

The Company has net losses of $2,759,198 and negative cash flow from operating activities of $610,368 for the nine months ended September 30, 2008, and an accumulated deficit of $11,305,999 as of September 30, 2008. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has taken steps to mitigate the negative operating results by attempting to increase their sales by expanding their market, introducing new products, and increasing the emphasis on sales and marketing. The Company’s ultimate success is dependent upon fulfilling its operating plans and raising additional capital or financing. The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated condensed financial statements.

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

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128 “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations. Consolidated common stock equivalents totaling 26,771,487 and 23,294,129 were excluded from the computation of Diluted EPS for the three and nine months ended September 30, 2008, respectively, and 26,644,432 for the three and nine months ended September 30, 2007, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended September 30, June 30		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(944,245)	$(923,906)	$(2,759,198)	$(5,721,045)

Denominator:
Weighted-average common shares outstanding basic and diluted	45,344,038	44,873,984	45,104,817	44,575,443

Per share information – basic and diluted:
Net loss	$(0.02)	$(0.02)	$(0.06)	$(0.13)

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

Accrued interest on the convertible debt is payable semi-annually in cash or in common stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 trading days immediately prior to the applicable interest payment date (i) the Company shall have given the investor notice (ii) such shares to be delivered on the interest payment date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the common stock is trading on the trading market and the Registrable Securities are listed for trading on a trading market (and the Company believes, in good faith, that trading of the common stock on a trading market will continue uninterrupted for the foreseeable future).  Accrued interest was approximately $159,000 and $76,000 as of September 30, 2008 and December 31, 2007, respectively.

Beginning on the six-month anniversary of the closing of each 9% Debenture and continuing on the same day of each successive month thereafter, the Company must repay 1/29th of the aggregate face amount of the 9% Debentures, plus all accrued interest thereon, either in cash or in common stock, at the Company’s option.

The Company has not made certain payments of interest and principal due beginning in March 2008. As of September 30, 2008, the Company was in default of $469,656 of principal and $118,805 of interest on its 9% Debentures. If the redemption payment and interest are paid in common stock, the number of shares issued will be based on a 25% discount to the volume weighted average price (VWAP) of the common stock for the ten (10) trading days immediately preceding (but not including) the applicable prepayment date. Notwithstanding the foregoing, the Company’s right to prepay the 9% Debentures in shares of common stock on each prepayment date is subject to the condition that a Registration Statement be effective on such prepayment date so that registered shares are available to the investors.

The Company will have the ability to cause the investors to convert their 9% Debentures and any accrued but as yet unpaid interest thereon into common stock if (i) registered shares are available to the investors on the date the conversion notice is given by the Company, (ii) the closing price of the common stock has exceeded $1.00 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the common stock during such 20 consecutive trading day period has exceeded 125,000 shares.

Each of the 9% Debenture investors, received a warrant to purchase such number of shares of common stock equal to the aggregate face amount of their respective 9% Debenture divided by the conversion price.  The warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  As of September 30, 2008 there are 8,600,000 warrants associated with the 9% Debentures

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED):

outstanding with an aggregate value of approximately $1,483,000. The costs associated with the warrants were recorded as a debt discount and are being amortized, using the effective interest method, over the three year term of the notes.  In addition, the debentures conversion feature has been valued at approximately $656,000 due to the excess of the market value of the common stock over the conversion price at the date of issue. The discount attributable to the beneficial conversion is also being amortized using the effective interest method over the term of the debentures.

In consideration for placement services, the Company has paid the placement agent a commission of 8% of the gross proceeds from the issuance of the convertible notes plus 5-year warrants to purchase up to such number of shares of common stock equal to 8% of the aggregate amount of securities subscribed for at $0.19 per share or 100% of the 5-day average closing price of the common stock for the five days preceding, but not including, the closing date.  The commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs of approximately $441,000 of which approximately $153,000 was paid through the issuance of warrants and approximately $289,000 was paid as cash for placement agent fees and various other direct costs of issuance.

In accordance with the terms of the 9% Debenture agreement, the Company may not pay dividends or other distributions on the Company's equity securities during the period that any portion of the 9% Debenture is outstanding.

An SB-2 Registration statement was declared effective January 28, 2008 which registered 11,871,993 shares of common stock. Those shares include 8,600,000 shares of common stock which are issuable upon conversion of the 9% Debentures at a conversion price of $0.25 per share.

On May 16, 2008, in consideration for the cancellation of the 9% Debenture to one of the above mentioned debt holders, the Company issued a $100,000 9% per annum promissory note, which matures in July 2010.

2008 Convertible notes payable:

From May 30, 2008 through September 30, 2008, the Company received $260,000 by issuing Secured Convertible Debentures with an annual interest rate of 12% (the “12% Debentures”). The 12% Debentures are convertible into common stock at a conversion price of $0.25 and mature in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 1,040,000 shares of common stock at an exercise price of $0.25 per shares. The proceeds from the issuance have been allocated on a relative fair value basis between the debt and the warrants. The resulting discount of $45,418, attributable to the warrant value is being amortized as interest expense over the term of the notes.

The Company may require the investors to convert their 12% Debentures and any accrued but as yet unpaid interest thereon into common stock if (i) there are sufficient registered shares available to the investors on the date the conversion notice is given by the Company, (ii) the closing price of the common stock has exceeded $0.40 for each of the 20 consecutive trading days immediately preceding the date that the conversion notice is given by the Company, and (iii) the average daily trading volume for the common stock during such 20 consecutive trading day period has exceeded 150,000 shares.

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

Each 12% Debenture received a warrant to purchase such number of shares of common stock equal to the face amount of the debenture divided by the exercise price.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share.  As of September 30, 2008 there were 1,040,000 warrants associated with the debentures outstanding.

In consideration for placement services, the Company paid the Placement Agent a commission of 8% of a portion of the gross proceeds of the offering plus 5-year warrants to purchase up to such number of shares of common stock equal to 8% of the aggregate  amount of securities subscribed for at $0.25 per share. The Commissions paid to the placement agent and other costs of issuance were recorded as deferred financing costs of approximately $28,000 of which approximately $2,000 were related to the

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED):

issuance of warrants and approximately $26,000 was paid as cash for placement agent fees and various other direct costs of issuance.

The following table summarizes the convertible notes transactions as of:

           2007 Convertible Notes

	September 30, 2008		December 31, 2007
	(unaudited)		(audited)
Convertible notes issued		$2,150,000		$2,150,000
Less: Debenture cancellation		(100,000)		-
Less: Principal payments		(95,861)		-
		1,954,139		2,150,000
Debt discount on convertible notes attributable to beneficial conversions	655,830		655,830
Less: Accumulated amortization	(295,622)	(360,208)	(80,466)	(575,364)
Debt discount attributable to warrants	1,483,084		1,483,084
Less: Accumulated amortization	(682,507)	(800,577)	(188,537)	(1,294,547)
Convertible notes payable, net of discounts		$793,354		$280,089

        2008 Convertible Notes

	September 30, 2008		December 31, 2007
	(unaudited)		(audited)
Convertible notes issued	$260,000			$-
Debt discount attributable to warrants	45,418		-
Less: Accumulated amortization	(13,052)	(32,366)	-	-
Convertible notes payable, net of discounts	$227,634			$-

   Convertible Notes Combined

	September 30, 2008		December 31, 2007
	(unaudited)		(audited)

Convertible notes issued		$2,410,000		$2,150,000
Less: Debenture cancellation		(100,000)		-
Less: Principal payments		(95,861)		-
		2,214,139		2,150,000
Debt discount on convertible notes attributable to beneficial conversions	655,830		655,830
Less: Accumulated amortization	(295,622)	(360,208)	(80,466)	(575,364)
Debt discount attributable to warrants	1,528,502		1,483,084
Less: Accumulated amortization	(695,559)	(832,943)	(188,537)	(1,294,547)
Convertible notes payable, net of discounts		$1,020,988		$280,089

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED):

The approximate future minimum principal payments on the convertible notes payable as of September 30, 2008 are as follows:

Year Ended December 31,	Amount
2008	$682,000
2009	1,108,000
2010	424,000
$2,214,000

NOTE 5 – NOTES PAYABLE – RELATED PARTIES:

On June 28, 2007, the maturity date of the loan from management dated June 1, 2006 in the amount of $90,000 was extended to December 31, 2007 at an annual interest rate of 11.5%. On January 1, 2008, the maturity date of this loan was extended to December 31, 2009 at an annual interest rate of 7.0%.

From May 30, 2008 through September 30, 2008, in connection with the 2008 convertible notes payable, the Company received $220,000 in proceeds from Norman R. Proulx, President and CEO of the Company, Donald Farley, a member of the Board of Directors and Janet T. Proulx, Director of Administration in the amounts of $65,000, $100,000 and $55,000, respectively. The 12% debentures are convertible into common stock at a conversion price of $0.25 and  mature in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 880,000 shares of common stock with an exercise price of $0.25 per shares.

The proceeds from the issuance placement have been allocated on a relative fair value basis between the debt and the warrants. The resulting discount of $37,484 on the 12% Debentures will be amortized as interest expense over the term of the notes

The following table summarizes the convertible notes payable to related parties as of September 30, 2008:

Convertible notes issued		$220,000

Debt discount attributable to warrants	37,484
Less: Accumulated amortization	(10,967)	(26,517)
Convertible notes payable, net of discounts		$193,483

The approximate future minimum principal payments on these convertible notes payable as of September 30, 2008 are as follows:

Year Ended December 31,	Amount
2009	$220,000

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

The approximate future minimum principal payments on the promissory note as of September 30, 2008 are as follows:

Year Ended December 31,	Amount
2008	$66,000
2009	-
2010	14,000
$80,000

NOTE 7 – ACCRUED EXPENSES:

The Company’s accrued expenses as of September 30, 2008 and December 31, 2007, are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Salaries-related parties	$404,585	$204,583
Salaries-other	133,550	15,000
Insurance	38,741	1,853
Professional fees	-	2,562
Interest	187,759	76,462
Other	4,056	3,405
Total	$768,691	$303,865

NOTE 8 – COMMITMENTS:

Purchase Commitments

The Company has a purchase agreement for a diagnostic test, which requires the Company to order minimum amounts of diagnostic tests. Should the Company fail to meet this minimum ordering requirement, this agreement can be terminated by the vendor. The Company’s purchase commitment required under the agreement as of September 30, 2008, is as follows:

Year Ended December	Number of Units	Amount

Remainder - 2008	22,000	$77,000

2009	187,500	656,250

2010	512,500	1,793,750

2011	375,000	1,312,500

Total	1,097,000	$3,839,500

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

The Board of Directors has approved and adopted the 2007 Stock Incentive Plan effective and dated June 26, 2007. Options, with an exercise price of $1.20 which were granted on March 28, 2007 to HPD employees, were exchanged for options granted under the 2007 HPD’s Incentive Stock Option Plan for an equal number of options as originally granted, but at the exercise price of $0.60, representing the closing price of the Company’s common stock on June 26, 2007.

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

The Company’s compensation expense related to stock option awards (“stock options”) was approximately $16,000 and $35,000 for the three months ended September 30, 2008 and 2007, respectively, and $69,000 and $378,000 for the nine months ended September 30, 2008 and 2007, respectively.

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by the estimated forfeiture rate. The Company does not anticipate any forfeitures. The Company determined the fair market value of each stock option issued on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions for the nine months ended September 30, 2008 and 2007:

Assumptions:	2008	2007
Risk-free interest rate	3.5%	4.9%
Expected option life in years	5.0	5.0
Expected stock price volatility	227.6%	71.0%
Expected dividend yield	0.0%	0.0%

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

The Company’s determination of the fair value of its stock options is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was approximately $0.04 and $0.08 for the three and nine months ended September 30, 2008. No options were exercised during the three and nine months ended September 30, 2008. As of September 30, 2008, total unrecognized compensation cost related to all stock options granted was approximately $21,000 and the related weighted-average period over which it is expected to vest and be recognized is approximately 0.9 years. The maximum term to exercise the Company’s stock options is ten years.

A summary of the status of stock option activity for the nine months ended September 30, 2008 is as follows:

Summary of activity:	Number of Shares
Outstanding as of December 31, 2007	2,347,209
Granted	1,200,000
Exercised	-
Cancelled, forfeited or expired	(1,058,281)
Outstanding as of September 30, 2008	2,488,928

Vested and Expected to vest as of September 30, 2008	2,488,928
Exercisable:	1,794,552

Available for future grants:	3,913,744

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

From May 30, 2008 through September 30, 2008, in connection with the 12% Debentures (See note 4 Convertible Notes Payable), each investor received a warrant to purchase such number of shares of common stock equal to the aggregate face amount of their respective debenture divided by the exercise price. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share. At September 30, 2008, there were 1,040,000 warrants associated with the debentures outstanding with an aggregate value of approximately $45,000.

From May 30, 2008 through September 30, 2008, in connection with the 12% Debentures sold to related party (See Note 5 Notes Payable-Related Party), in connection with the issuance, the Company also issued five year warrants to purchase up to 880,000 shares of common stock with an exercise price of $0.25 per share with an aggregate value of approximately $37,000.

On July 3, 2008, in connection with the 12% Debentures, the Company issued warrants to brokers with the right to purchase up to 6,400 shares of the Company’s common stock at an exercise price of $0.25. Such warrants were valued at $315 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The value of these warrants of $315 was charged to deferred financing costs and is being amortized over the life of the notes.

On July 7, 2008, in connection with the 12% Debentures, the Company issued warrants to brokers with the right to purchase up to 8,000 shares of the Company’s common stock at an exercise price of $0.25. Such warrants were valued at $314 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The value of these warrants of $314 was charged to deferred financing costs and is being amortized over the life of the notes.

On August 29, 2008, in connection with the 12% Debentures, the Company issued warrants to brokers with the right to purchase up to 4,800 shares of the Company’s common stock at an exercise price of $0.25. Such warrants were valued at $237 (calculated to be the fair value based on the Black-Scholes pricing model on the issuance date). The value of these warrants of $237 was charged to deferred financing costs and is being amortized over the life of the notes.

A summary of the warrant activity for the nine months ended September 30, 2008 is as follows:

Summary of activity:	Number of Shares
Outstanding as of December 31, 2007	15,740,223
Granted	2,163,200
Exercised	-
Cancelled, forfeited or expired	(4,738,641)
Outstanding as of September 30, 2008	13,164,782

NOTE 10 – PREFERRED STOCK:

The Company has authorized 25,000,000 shares of preferred stock, $0.001 par value. The Company had no issued and outstanding preferred stock as of September 30, 2008 or December 31, 2007.

NOTE 11 – SUBSEQUENT EVENTS:

On October 31, 2008, the Company received $250,000 from the President and CEO through the issuance of the 12% Debentures (See Note 4). The 12% debenture is convertible into common stock at a conversion price of $0.25 and matures in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 1,000,000 shares of common stock with an exercise price of $0.25 per share. The proceeds from the issuance placement have been allocated on a relative fair value basis between the debt and the warrants. The resulting discount of $26,374, attributable to the value of the warrants, will be amortized as interest expense over the term of the note.

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

Results of Operations

For the Three Months Ended September 30, 2008, as Compared to the Comparable Period in 2007

Revenues

Net revenues for the three months ended September 30, 2008 and 2007 were $67,105 and $131,581, respectively.  The decrease in revenues of $64,476 or 49.0% was primarily due to significant competitive activity during the period, which negatively affected the average selling price for our Rapid HIV Diagnostic Test. In addition, there was an approximate $43,000 decrease in overall product sales.

Cost of Sales

Our cost of sales increased to $119,766 for the three months ended September 30, 2008, as compared to $69,828 for the three months ended September 30, 2007. This increase of $49,938 was primarily attributed to an increased per item cost resulting from the Company’s inability to meet volume purchase requirements that would result in unit cost savings. This increase was offset by the overall decrease in product mix sales. Cost of sales as a percentage of product sales increased to 178.5% for the three months ended September 30, 2008 from 53.1% for the three months ended September 30, 2007.  This increase was primarily attributed to the HIV test average product cost increase and the increase in lower profit margin product mix sales.

Gross Profit (Loss)

Gross profit (loss) for the three months ended September 30, 2008 decreased to ($52,662) or (78.5%) of revenues from $61,753 or 46.9% of revenues for the three months ended September 30, 2007. The decrease in the gross profit percentage was due primarily to the increase in the HIV test average product cost and a decrease in higher profit product sales.

Expenses

For the three months ended September 30, 2008, operating expenses decreased $323,926 to $550,061, as compared to $873,987 for the three months ended September 30, 2007.  Expenses consist of clinical research and development work on one new diagnostic test, sales and marketing expenses and general and administrative expenses.

Research and Development

Research and development expenses were $15,200 and $63,958 for the three months ended September 30, 2008 and 2007, respectively.  The majority of research and development expenses consist of external costs for studies and analysis activities. The decrease of $48,758 was the result of completing various projects, during the three months ended September 30, 2007. We expect our research and development costs to increase in future periods primarily due to the expenses associated with the completion of clinical trials.

Sales and Marketing

Sales and marketing expenses were $192,359 and $115,627 for the three months ended September 30, 2008 and 2007, respectively. This increase of $76,732 was the result of an approximate $49,000 increase in salaries and benefits for the three months ended September 30, 2008, as a result of additional staff hired. In addition, there was an approximate $41,000 increase for the production of new product marketing materials for the three months ended September 30, 2008. To offset these increases, there was an approximate $13,000 decrease in spending on existing customer communications during the three months ended September 30, 2008.

General and Administrative

General and administrative expenses decreased $351,900 to $342,502 for the three months ended September 30, 2008, as compared to $694,402 for the three months ended September 30, 2007.  This decrease was partially the result of an approximate $100,000 decrease in the amortization of the Company’s intangible asset relating to the Zstat Flu test which expired in September 2007 and the Company’s decision not to utilize the remaining term of the licensing component. Investor relation fees also decreased by approximately $100,000, additionally, reimbursement coding work decreased approximately $95,000 during the three months ended September 30, 2008. There was also an approximate $45,000 and $36,000 decrease in accounting and legal fees during the three months ended September 30, 2008, respectively. Additionally, there was an approximate $19,000 decrease in the recording of stock based compensation expense and the issuance of stock and warrants for services rendered.

Operating Loss

Our operating loss was $602,722 for the three months ended September 30, 2008, as compared to an operating loss of $812,234 for the three months ended September 30, 2007. The decrease of $209,512 in the operating loss is primarily due to the aforementioned factors as described above.

Interest Expense

Interest expense was $341,523 and $111,672 for the three months ended September 30, 2008 and 2007, respectively. The increase of $229,851 was primarily due to the increase in amortization expense of both the deferred financing and the debt discount on convertible debentures of approximately $200,000 and interest expense on these debentures of approximately $30,000.

Net Loss

The aforementioned factors resulted in a net loss of $944,245 during the three months ended September 30, 2008, as compared to a net loss of $923,906 during the three months ended September 30, 2007, an increase of approximately 2%.

For the Nine Months Ended September 30, 2008, as Compared to the Comparable Period in 2007

Revenues

Net revenues for the nine months ended September 30, 2008 and 2007 were $296,702 and $439,151, respectively.  The decrease in revenues of $142,449 or 32.4% was primarily due to significant competitive activity during the period, which negatively affected the average selling price for our Rapid HIV Diagnostic Test. In addition, there was an approximate $121,000 decrease in overall product sales.

Cost of Sales

Our cost of sales increased to $258,188 for the nine months ended September 30, 2008, as compared to $217,300 for the nine months ended September 30, 2007. This increase of $40,888 was primarily attributed to an increased per item cost resulting from the Company’s inability to meet volume purchase requirements that would result in unit cost savings. This increase was offset by the overall decrease and change in product mix sales. The Zstat Flu test which was sold until September 2007 (the product expiration date), had a low product cost and was replaced with a higher product cost flu test. Cost of sales as a percentage of product sales increased to 87.0% for the nine months ended September 30, 2008 as compared to 49.5% for the nine months ended September 30, 2007.  This increase was attributed to the HIV test average product cost increase and the change in product mix sales as discussed above.

Gross Profit

Gross profit for the nine months ended September 30, 2008 decreased to $38,514 or 13.0% of revenues from $221,851 or 50.5% of revenues for the nine months ended September 30, 2007. The decrease in the gross profit percentage was due primarily to the increase in the HIV test average product cost and a decrease in higher profit and overall product sales.

Expenses

For the nine months ended September 30, 2008, operating expenses decreased $4,031,414 to $1,794,855, as compared to $5,826,269 for the nine months ended September 30, 2007.  This decrease was primarily the result of recording merger related expenses of $2,927,285 during the nine months ended September 30, 2007. Expenses consist of clinical research and development work on one new diagnostic test, sales and marketing expenses, merger related and general and administrative expenses.

Research and Development

Research and development expenses were $142,663 and $271,645 for the nine months ended September 30, 2008 and 2007, respectively.  The majority of research and development expenses consist of external costs for studies and analysis activities. The decrease of $128,982 was the result of completing various projects, during the first nine months of 2007. We expect our research and development costs to increase in future periods primarily due to the expenses associated with the completion of clinical trials.

Sales and Marketing

Sales and marketing expenses were $549,436 and $600,990 for the nine months ended September 30, 2008 and 2007 respectively. This decrease of $51,554 was the result of an approximate decrease of $200,000 for marketing efforts during the nine months ended September 30, 2007, to establish existing business relationships (EBR’s) with potential new customers. To offset this decrease, there was an approximate $118,000 increase in salaries and benefits in 2008 as a result of additional staff hired. Additionally, there was an approximate $30,000 increase for the production of new product marketing materials for the nine months ended September 30, 2008.

Merger Related

Merger related expenses were $0 for the nine months ended September 30, 2008, as compared to $2,927,285 for the nine months ended September 30, 2007. This decrease was the result of recording the Investa Capital Partners warrant expense issued for services performed in connection with the reverse merger transaction (see note 1 to the financial statements included herein).

General and Administrative

General and administrative expenses decreased $923,593 to $1,102,756 for the nine months ended September 30, 2008, as compared to $2,026,349 for the nine months ended September 30, 2007.  This decrease was partially the result of recording stock based compensation expense and the issuance of stock and warrants for services rendered in the approximate amounts of $106,000 for the nine months ended September 30, 2008, as compared to $429,000 for the nine months ended September 30, 2007. There was an approximate $91,000 decrease in legal expense in 2008 as compared to 2007. There were no expenses incurred for new hire recruitment fees and reimbursement coding work during the nine months ended September 30, 2008, respectively, as compared to $75,000 and $145,000 for the nine months ended September 30, 2007, respectively.  There was an approximate $122,000 decrease in the amortization of the Company’s intangible asset relating to the Zstat Flu test which expired in September 2007 and the Company’s decision not to utilize the remaining term of the licensing component. There was an approximate, $80,000 and $43,000 decrease in investor relation and accounting fees for the nine months ended September 30, 2008, respectively. Additionally, there was an approximate $36,000 decrease in salaries and benefits in 2008 as a result of a reduction in staff. There was also an approximate $32,000 and $18,000 decrease in consulting and other fees for the nine months ended September 30, 2008, respectively.

Operating Loss

Our operating loss was $1,756,341 for the nine months ended September 30, 2008, as compared to an operating loss of $5,604,418 for the nine months ended September 30, 2007. The decrease of $3,848,077 in the operating loss is primarily due to the aforementioned factors as described above.

Interest Expense

Interest expense was $1,002,857 and $116,627 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $886,230 was primarily due to the increase in amortization expense of both the deferred financing and the debt discount on convertible debentures of approximately $763,000 and interest expense on these debentures of approximately $123,000.

Net Loss

The aforementioned factors resulted in a net loss of $2,759,198 during the nine months ended September 30, 2008, as compared to a net loss of $5,721,045 during the nine months ended September 30, 2007, a decrease of approximately 52%.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company sold $2,150,000 of its 9% Senior Secured Convertible Debentures (the “9% Debentures”) in a private placement from July 31, 2007 through August 31, 2007. The debentures are convertible into the Company’s common stock at the option of the holder at any time up to maturity at an initial conversion price equal to $0.25 per share. The 9% Debentures have a three-year term.

Accrued interest on the convertible debt  is payable semi-annually in cash or in common stock, at the Company’s option provided, however, payment in shares of common stock may only occur if during the 20 trading days immediately prior to the applicable interest payment date (i) the Company shall have given the investor notice (ii) such shares to be delivered on the interest payment date are registered at the time of issuance, (iii) at the time of issuance there are a sufficient number of registered shares to cover all of the shares of common stock issuable upon conversion of the debenture and (iv) the Common Stock is trading on the trading market and the registrable securities are listed for trading on a trading market (and the Company believes, in good faith, that trading of the common stock on a trading market will continue uninterrupted for the foreseeable future).  Accrued interest as of September 30, 2008 is approximately $159,000.

Beginning on the six-month anniversary of the Closing of each 9% Debenture, and continuing on the same day of each successive month thereafter, the Company must repay 1/29 th  of the aggregate face amount of the 9% Debentures, plus all accrued interest thereon, either in cash or in common stock, at the Company’s option.

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

Each 9% Debentures purchased received a warrant to purchase such number of shares of common stock equal to the aggregate face amount of their 9% Debenture divided by the conversion price.  The warrants are exercisable for a period of five years at an exercise price of $0.50 per share.  At September 30, 2008 there are 8,600,000 warrants associated with the 9% Debentures outstanding.

From May 30, 2008 through September 30, 2008, the Company received $480,000 in proceeds through the issuance of Secured Convertible Debentures with an annual interest rate of 12% (the “12% Debentures”). The 12% debentures are convertible into common stock at a conversion price of $0.25 and mature in one year. In connection with the issuance, the Company also issued five year warrants to purchase up to 1,920,000 shares of common stock with an exercise price of $0.25 per shares.

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

For each 12% Debenture purchased, the investor received a warrant to purchase such number of shares of common stock equal to the face amount of the debenture divided by the exercise price.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share.  As of September 30, 2008 there were 1,920,000 warrants associated with the debentures outstanding.

As of September 30, 2008, Healthcare Providers Direct, Inc. had a working capital deficit of $2,538,796 and cash on hand of $3,735.  During the nine months ended September 30, 2008, cash flows used in operating activities were $610,368. This was principally due to the net loss of $2,759,198, less non-cash items of $973,340. The non-cash items consisted of principally amortization of the convertible notes and deferred financing costs and the recording of stock based compensation expense. Accounts payable and accrued expenses increased approximately $1,118,000 which provided cash flow.

 For the nine months ended September 30, 2008, cash flows used in investing activities were $1,766 for purchase of equipment.

 For the nine months ended September 30, 2008, cash flows provided by financing activities were $338,339 due principally to the current financing, less payments on the convertible notes as described above.

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

None.

Item 1a. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

As of September 30, 2008, Healthcare Providers Direct, Inc. has not made payments of $469,656 of principal and $118,805 of interest on its 9% Senior Convertible Debentures and is in default under the terms of such debentures.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

HEALTHCARE PROVIDERS DIRECT, INC.

Date: November 19, 2008	By:	/s/
Norman Proulx
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer) and Director